Form 10-Q
period 1996-06-30
CENTRAL RENTS INC
filed 1996-08-14
CIK 926845

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-81370

                              CENTRAL RENTS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                        95-4476294
- -------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

                            5480 East Ferguson Drive
                           Commerce, California 90022
                    ----------------------------------------
                    (Address of principal executive offices)


                                (213) 720-8700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X  NO______

Number of shares outstanding as of August 13, 1996:  551,045.

                              CENTRAL RENTS, INC.

                                   FORM 10-Q


                                     INDEX


                                                                       Page No.
- -------------------------------------------------------------------------------
PART I.          FINANCIAL INFORMATION

Item 1.          Condensed Financial Statements:

                 Condensed Balance Sheets at June 30, 1996 and
                 December 31, 1995  . . . . . . . . . . . . . . . . . .    1

                 Condensed Statements of Operations for the
                 Three and Six Months Ended June 30,
                 1996 and 1995  . . . . . . . . . . . . . . . . . . . .    2

                 Condensed Statement of Cash Flows for the Six
                 Months Ended June 30, 1996 and 1995  . . . . . . . . .    3

                 Notes to Condensed Financial Statements  . . . . . . .    4

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . .    7


PART II.         OTHER INFORMATION

Item 5.          Other Information  . . . . . . . . . . . . . . . . . . .  11

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . .  11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                              CENTRAL RENTS, INC.

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                               June 30,         December 31,
                                                                               1996             1995
                                                                           -------------       -------------
                                        A S S E T S
Cash and cash equivalents                                                     $   182           $ 1,560
Short-term investments                                                         13,586            12,992
Receivables and prepaid expenses                                                  800             2,062
Income tax receivable - related party                                             450             1,050
Rental merchandise, net                                                        30,694            34,583
Property and equipment, net                                                     3,144             3,372
Deferred financing costs, net                                                   2,122             2,287
Noncompete agreement, net                                                       2,775             5,975
Customer rental agreements, net                                                    71               246
Excess of cost over net assets acquired, net                                    6,984             6,931
Deferred income taxes                                                           8,949             8,549
Other assets                                                                      239               330
                                                                              -------           -------
    Total assets                                                              $69,996           $79,937
                                                                              =======           =======


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                              $ 2,856           $10,223
Accrued expenses                                                                6,909             6,176
Due to related parties                                                            303               760
Accrued interest                                                                  322               322
Long-term notes                                                                57,957            57,820
                                                                              -------           -------
    Total liabilities                                                          68,347            75,301
                                                                              -------           -------
Stockholders' equity:
    Preferred stock, $.01 par value,
       100 shares authorized; no shares issued                                    -                 -
    Common stock, $.01 par value, 2,000,000 shares authorized;
       551,045 shares issued and outstanding                                        6                 6
    Additional paid-in capital                                                 22,944            22,944
    Retained earnings (deficit)                                               (21,301)          (18,314)
                                                                              -------           -------
         Total stockholders' equity                                             1,649             4,636
                                                                              -------           -------
    Total liabilities and stockholders' equity                                $69,996           $79,937
                                                                              =======           =======


                  See notes to condensed financial statements.

                              CENTRAL RENTS, INC.

                      CONDENSED  STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)



                                                                Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                              --------------------         ------------------
                                                                1996       1995             1996       1995
                                                              --------    --------         -------    -------
Revenues                                                       $27,767     $30,514         $56,167    $60,697

Costs and expenses:
    Selling, general and administrative                         15,445      15,484          30,826     31,069
    Depreciation and amortization -
         Rental merchandise                                      8,082       9,324          16,730     18,480
         Property and equipment                                    398         390             802        753
    Other                                                          912         879           1,979      1,658
                                                               -------     -------         -------    -------
                                                                24,837      26,077          50,337     51,960
                                                               -------     -------         -------    -------

Income before interest, taxes and
    amortization of intangibles                                  2,930       4,437           5,830      8,737
                                                               -------     -------         -------    -------

Amortization of intangibles:
    Amortization of customer rental agreements                      88       2,511             175      6,062
    Amortization of noncompete agreement                         1,450       2,275           3,200      4,775
    Amortization of excess of cost over net assets acquired         61          84             122        168
                                                               -------     -------         -------    -------
                                                                 1,599       4,870           3,497     11,005
                                                               -------     -------         -------    -------

Income (loss) from operations                                    1,331        (433)          2,333     (2,268)
Interest income (expense), net                                  (1,875)     (1,874)         (3,815)    (3,719)
                                                               -------     -------         -------    -------
Loss before income taxes                                          (544)     (2,307)         (1,482)    (5,987)
Income tax benefit                                                 175         850             495      2,200
                                                               -------     -------         -------    -------
Net loss                                                       $  (369)    $(1,457)        $  (987)   $(3,787)
                                                               =======     =======         =======    =======


Per share data:

Net loss per common share                                      $ (0.67)    $ (2.73)         $(1.79)   $ (7.09)
                                                               =======     =======         =======    =======

Weighted average common shares outstanding                         551         534             551        534
                                                               =======     =======         =======    =======

                   See notes to condensed financial statements.


                              CENTRAL RENTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                          ------------------
                                                                                            1996       1995
                                                                                          --------   --------
Cash flows from operating activities:
    Net loss                                                                              $   (987)  $ (3,787)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
         Depreciation of rental merchandise                                                 16,730     18,480
         Depreciation and amortization of property and equipment                               802        753
         Amortization of intangibles                                                         3,497     11,005
         Amortization of debt discount                                                         137        137
         Amortization of deferred financing costs                                              165        140
         Proceeds from sale of rental merchandise                                            2,869      3,105
         Gain on sale of rental merchandise and other                                         (938)    (1,464)
         Deferred income taxes                                                                (400)    (2,200)
    Changes in operating assets and liabilities, net of the effect of businesses acquired:
         Decrease in receivables, prepaid expenses and other assets                          1,353        567
         Decrease in income tax receivable - related party                                     600         -
         Purchase of rental merchandise                                                    (14,947)   (21,179)
         Decrease in accounts payable                                                       (7,367)    (2,035)
         Decrease in amounts due to related parties                                           (457)      (194)
         Increase in accrued expenses                                                          733        513
         Increase in accrued interest                                                          -           17
                                                                                          --------   --------
         Net cash provided by operating activities                                           1,790      3,858
                                                                                          --------   --------
Cash flows from investing activities:
     Purchase of property and equipment                                                       (574)      (674)
     Proceeds from sale of stores                                                              -          515
     Increase in short-term investments                                                       (594)      (334)
     Acquisition related costs                                                                 -       (3,127)
                                                                                          --------   --------
         Net cash used in investing activities                                              (1,168)    (3,620)
                                                                                          --------   --------
Cash flows from financing activities:
     Dividends paid                                                                         (2,000)      -
                                                                                          --------   --------
         Net cash used by financing activities                                              (2,000)      -
                                                                                          --------   --------

Net increase (decrease) in cash and cash equivalents                                        (1,378)       238
Cash and cash equivalents, beginning of period                                               1,560      3,543
                                                                                          --------   --------
Cash and cash equivalents, end of period                                                      $182     $3,781
                                                                                          ========   ========

Cash paid during the period for:
  Interest                                                                                  $3,911     $3,930
  Income taxes                                                                                 459        969

                  See notes to condensed financial statements.

                              CENTRAL RENTS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


A.       Basis of Presentation

         The accompanying condensed financial statements of Central Rents, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1995, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

         On March 17, 1994, the Company was incorporated in Delaware. The Company is a wholly owned subsidiary of Central Rents Holding, Inc. which is a wholly owned subsidiary of Banner Holdings, Inc. ("Banner"). On June 3, 1994, the Company acquired all of the outstanding stock of RTO Enterprises, Inc., ("RTO") and WBC Holdings, Inc. ("WBC") for a purchase price of approximately $60,000,000 in cash (the "Acquisition"), in a transaction accounted for as a
purchase.   On April 28, 1995 RTO and WBC were merged into the Company pursuant to a statutory merger effected in accordance with the provisions of the Delaware General Corporation Laws.

         Certain reclassification have been made to previously reported amounts to conform with the current quarter presentation in 1996.

B.       Earnings Per Common Share

         Earnings per common share have been computed on the basis of the weighted average number of common shares outstanding. There were no common stock equivalents for the periods presented, as they were antidilutive.

C.       Rental Merchandise, Depreciation and Revenue Recognition

         Rental merchandise is rented by customers through rental-purchase agreements providing for weekly or monthly payments. The agreements automatically renew with each payment. Rent is collected in advance, is nonrefundable and is recognized as revenue when collected. Ownership of the rental items passes to the customer when the customer makes the requisite number of rental payments stipulated by the agreement (generally 78 weekly or 18 monthly payments). Revenues also include cash received for outright sales of previously rented merchandise and final rental payments immediately preceding the passage of title to the respective customers.

         Rental merchandise is recorded at cost with lives ranging primarily from 12 to 27 months.

D.       Amortization of Intangibles

         In connection with the Acquisition, one of the sellers entered into a noncompete agreement with the Company. The noncompete agreement is amortized over a period of 3 years. Amortization of the noncompete agreement is 50% in year one, 35% in year two and 15% in year three.

         The excess of cost over net assets acquired, which relates to the Acquisition of RTO and WBC, is currently being amortized on a straight-line basis over a period of 30 years. The purchase allocation may change upon the resolution of certain issues with the seller. The Company periodically reviews the excess of cost over net assets acquired to assess recoverability. Impairment would be recognized in operating results if a permanent diminution in value were to occur.

                              CENTRAL RENTS, INC.

E.       Long-term Notes and Revolving Line of Credit

         The Company funded the purchase price of the Acquisition from the proceeds of an offering of units (the "Offering"), consisting of $60,000,000 principal amount of 12 7/8% Senior Notes due 2003 (the "Notes") and warrants to purchase 60,000 shares of common stock of the Company, at an exercise price of $.01 per share. The Offering was made in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and applicable state securities laws. Additional warrants to purchase 6,000 shares of common stock of the Company, at an exercise price of $.01 per share, were issued to Jefferies & Company, Inc., the initial purchaser of the Notes. Of the total proceeds, $57,389,000 was allocated to Notes and $2,200,000 was allocated to the issuance of warrants.

         The Notes bear interest at the rate of 12 7/8% per annum payable semi-annually on December 15 and June 15. The Notes are not redeemable prior to June 15, 1999, except that prior to June 15, 1997, the Company may redeem at its option, with any new proceeds received by the Company from an initial public offering of common stock of the Company or a parent company of the Company up to one-third of the initial aggregate principal amount of the Notes, provided that at least two-thirds of the initial aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption, at the redemption price as defined plus accrued and unpaid interest to the date of redemption. On or after June 15, 1999, the Notes will be redeemable at the option of the Company, in whole or in part, at the redemption prices as defined, plus accrued and unpaid interest to the date of redemption.

         On May 11, 1995, the Company entered into a three year $25,000,000 revolving line of credit agreement with Wells Fargo Bank (the "Line of Credit"). The Line of Credit is subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings. The Line of Credit is collateralized by substantially all of the rental merchandise of the Company and bears interest at prime plus 1%. The Line of Credit includes various financial and other covenants which, among other things, provides that borrowings cannot exceed the greater of $15.0 million or an amount equal to 50% of the aggregate book value of the Company's rental merchandise. There are no borrowings under the Line of Credit.

F.       Related Party Transactions

         The Company has entered into an Administrative Services Agreement (the "Administrative Services Agreement") with Banner pursuant to which Banner or one of the other Banner subsidiaries, other than the Company, provides purchasing, advertising, accounting, insurance, health and other benefits, real estate, management information systems, and other services to the Company. The Company is required to reimburse Banner for its allocable share of direct and overhead costs determined on the basis of the Company's percentage utilization of the applicable services contemplated by the Administrative Services Agreement. The Administrative Services Agreement can be automatically extended for successive one-year terms through June 3, 2004 unless the Company gives at least 30 days prior notice at the end of the then current term that the Administrative Services Agreement will terminate. As long as Banner or any other Banner subsidiary beneficially owns more than 50% of the voting stock of the Company, the Administrative Services Agreement shall not be terminable by Banner or any other Banner subsidiary as a result of any breach of the Administrative Services Agreement by the Company. During the six months ended June 30, 1996, the Company purchased $200,000 of merchandise from Banner in connection with the Administrative Services Agreement which sum is included in amounts due to related parties at June 30, 1996. The Company has not incurred any material common costs or expenses to be allocated during the six months ended June 30, 1996 in connection with the Administrative Services Agreement.

         The Company and G.M. Cypres & Co. entered into an agreement (the "Consulting Agreement") pursuant to which G.M. Cypres & Co. or its designee provides consulting, investment banking or similar services to the Company in consideration for the payment of certain fees and expenses, including an annual management fee (the "Management Fee"). Under the terms of the indenture entered into by the Company in connection with the issuance of the Notes, the fees and expenses payable under the Consulting Agreement must be reasonable and customary, and the Management Fee shall not exceed $375,000 per year. Management Fees paid under the terms of the Consulting Agreement totalled $187,500 for the six months ended June 30, 1996.

                              CENTRAL RENTS, INC.

F.       Related Party Transactions (continued)

         Effective January 1, 1995, the Company entered into a triple net lease agreement with BCE Properties II, Inc., a related party of the Company through common ownership, for office space at the Company's corporate headquarters.
The lease provides, among other things, for monthly rent of $10,000 through December 31, 2005. Rent expense for the six months ended June 30, 1996 totalled $60,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         This discussion and analysis highlights the results of operations of the Company during the three and six months ended June 30, 1996 and 1995.

         The revenue, store operating profit, field and corporate general and administrative expenses, income before interest, taxes and amortization of intangibles, net loss and number of stores of the Company were as follows for the three and six months ended June 30, 1996 and 1995 ($ in millions):

                                                       Three Months Ended                                Six Months Ended
                                                            June 30,                                         June 30,

                                                  1996                     1995                 1996                    1995
                                                  ----                     ----                 ----                    ----
 Revenues  . . . . . . . . . . . . . . .     $27.8       100%       $30.5        100%      $56.2       100%       $60.7       100%

 Store operating profit  . . . . . . . .       5.7       20.5         7.0        23.0       11.3       20.1        14.2       23.4

 Field and corporate general and
   administrative expenses   . . . . . .       2.8       10.1         2.6         8.5        5.5        9.8         5.5        9.1
 Income before interest, taxes and
   amortization of intangibles . . . . .       2.9       10.4         4.4        14.4        5.8       10.3         8.7       14.3

 Net loss  . . . . . . . . . . . . . . .      (0.4)      (1.4)       (1.5)       (4.9)      (1.0)      (1.8)       (3.8)      (6.3)

 Number of stores (at end of period)                167                     171                    167                    171


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995.

     Revenues. Total revenues decreased $2.7 million or 8.9%, to $27.8 million for the three months ended June 30, 1996 from $30.5 million for the three months in 1995. Approximately $2.1 million of the net decrease in revenues is primarily the result of a decrease in units on rent, offset by an increase in revenues of $0.4 million from acquired and new stores in operation less than one year. The remaining $0.6 million of the revenue decrease for the three months ended June 30, 1996 was primarily due to fewer stores in operation in California during this period in 1996 as compared to the same period in 1995.

     Store Operating Profit. Store operating profit decreased $1.3 million or 18.6%, to $5.7 million for the three months ended June 30, 1996 from $7.0 million for the three months in 1995. The decrease in store operating profit was primarily the result of a decrease in gross profit of approximately $1.2 million as a result of lower revenues in the three months ended June 30, 1996 as compared to 1995 without a corresponding decrease in store operating expenses. Total store operating expenses as a percentage of revenue increased to 49.9% of revenues in the three months ended June 30, 1996 from 44.9% for the same period in 1995. This increase was largely due to increases in store payroll, fringe benefits and occupancy costs as a percentage of revenue. Store operating profit as a percentage of revenue decreased to 20.5% of revenues for the three months ended June 30, 1996 from 23.0% for the same period in 1995.

         Comparable Stores. Comparable store revenues decreased $2.5 million or 8.4%, to $27.4 million for the three months ended June 30, 1996 from $29.9 million for the three months in 1995. The decrease in comparable store revenues was primarily the result of a decrease in units on rent for the three months ended June 30, 1996 as compared to the same period in 1995. Comparable store operating profit decreased $1.3 million or 18.6%, to $5.7 million for the three months ended June 30, 1996 from $7.0 million for the same period in 1995. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit as a result of lower units on rent in 1996 without a corresponding decrease in store operating expenses as previously discussed.

         Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses increased by $0.2 million or 7.7%, to $2.8 million for the three months ended June 30, 1996 from $2.6 million for the three months in 1995. Field and corporate general and administrative expenses for the three months ended June 30, 1996 as a percentage of revenue increased to 10.1% from 8.5% for the same period in 1995.

         Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $1.5 million or 34.1%, to $2.9 million for the three months ended June 30, 1996 from $4.4 million for the three months in 1995. The decrease in income before interest, taxes and amortization of intangibles is primarily the result of the decrease in store operating profit for the three months ended June 30, 1996 as compared to the same period in 1995. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 10.4% for the three months ended June 30, 1996 from 14.4% for the three months in 1995.

         Net Loss. Net loss decreased $1.1 million or 73.3% to $0.4 million for the three months ended June 30, 1996 from $1.5 million for the three months in 1995. Net loss as a percentage of revenue decreased to 1.4% for the three months ended June 30, 1996 from 4.9% for the three months in 1995. This decrease was primarily due to a reduction in amortization expense of customer rental agreements and the noncompete agreement offset by a decrease in store operating profit.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995.

         Revenues. Total revenues decreased $4.5 million or 7.4%, to $56.2 million for the six months ended June 30, 1996 from $60.7 million for the six months in 1995. Approximately $2.6 million of the net decrease in revenues is primarily the result of a decrease in units on rent, offset by an increase in revenues of $1.4 million from acquired and new stores in operation less than one year. The remaining $1.9 million of the revenue decrease for the six months ended June 30, 1996 was primarily due to fewer stores in operation in California during this period in 1996 as compared to the same period in 1995.

         Store Operating Profit. Store operating profit decreased $2.9 million or 20.4%, to $11.3 million for the six months ended June 30, 1996 from $14.2 million for the six months in 1995. The decrease in store operating profit was primarily the result of a decrease in gross profit of approximately $2.8 million as a result of lower revenues in the six months ended June 30, 1996 as compared to 1995 without a corresponding decrease in store operating expenses. Total store operating expenses as a percentage of revenue increased to 49.0% of revenues in the six months ended June 30, 1996 from 45.1% for the same period in 1995. This increase was largely due to an increase in store payroll, fringe benefits and occupancy costs as a percentage of revenue. Store operating profit as a percentage of revenue decreased to 20.1% of revenues for the six months ended June 30, 1996 from 23.4% for the same period in 1995.

         Comparable Stores. Comparable store revenues decreased $4.0 million or 6.8%, to $54.7 million for the six months ended June 30, 1996 from $58.7 million for the six months in 1995. The decrease in comparable store revenues was primarily the result of a decrease in units on rent for the six months ended June 30, 1996 as compared to the same period in 1995. Comparable store operating profit decreased $3.0 million or 21.1%, to $11.2 million for the six months ended June 30, 1996 from $14.2 million for the same period in 1995. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit as a result of lower units on rent in 1996 without a corresponding decrease in store operating expenses as previously discussed.

         Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses were $5.5 million for the six months ended June 30, 1996 and 1995. Field and corporate general and administrative expenses for the six months ended June 30, 1996 as a percentage of revenue increased to 9.8% from 9.1% for the same period in 1995.

         Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $2.9 million or 33.3%, to $5.8 million for the six months ended June 30, 1996 from $8.7 million for the six months in 1995. The decrease in income before interest, taxes and amortization of intangibles is primarily the result of the decrease in store operating profit for the six months ended June 30, 1996 as compared to the same period in 1995. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 10.3% for the six months ended June 30, 1996 from 14.3% for the six months in 1995.

         Net Loss. Net loss decreased $2.8 million or 73.7% to $1.0 million for the six months ended June 30, 1996 from $3.8 million for the six months in 1995. Net loss as a percentage of revenue decreased to 1.8% for the six months ended June 30, 1996 from 6.3% for the six months in 1995. This decrease was primarily due to a reduction in amortization expense of customer rental agreements and the noncompete agreement offset by a decrease in store operating profit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital expenditures are purchases of rental merchandise throughout the year to replace rental merchandise which has been sold or charged-off. Total purchases of rental merchandise were $14.9 million during the six months ended June 30, 1996. The Company's other capital expenditures consist of purchases of property, fixtures and office equipment, including store improvements. Total combined capital expenditures on these items for the six months ended June 30, 1996 totalled $0.6 million.

         The Company's long-term notes (the "Notes") of $60,000,000 were issued in connection with the acquisition of RTO and WBC in June 1994 and bear interest at the rate of 12 7/8% per annum payable semiannually on December 15 and June 15. The Notes are not redeemable prior to June 15, 1999, except that prior to June 15, 1997, the Company may redeem at its option, with the net proceeds received by the Company from an initial public offering of common stock of the Company or a parent company of the Company up to one-third of the initial aggregate principal amount of the Notes, provided that at least two-thirds of the initial aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption, at the redemption price as defined plus accrued and unpaid interest to the date of redemption. On or after June 15, 1999, the Notes will be redeemable at the option of the Company, in whole or in part, at the redemption prices as defined, plus accrued and unpaid interest to the date of redemption.

         On May 11, 1995, the Company entered into a three year $25,000,000 revolving line of credit with Wells Fargo Bank (the "Line of Credit"). The Line of Credit is subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings. The Line of Credit is collateralized by substantially all of the rental merchandise of the Company and bears interest at prime plus 1%. The Line of Credit includes various financial and other covenants which, among other things, provides that borrowings by the Company may not exceed the greater of $15.0 million or an amount equal to 50% of the aggregate book value of the Company's rental merchandise. There are no borrowings under the Line of Credit at June 30, 1996.

         On July 14, 1995, an outside institutional investor purchased 17,045 shares of common stock of the Company at a price of $44.00 per share for an aggregate purchase price of $750,000. The shares were issued pursuant to the terms of a letter agreement which places certain restrictions on the purchaser's ability to transfer the issued shares of stock.

         In August 1996, the Company rescinded the $2.0 million dividend it declared and paid on January 16, 1996. The Company's parent company has returned the dividend payment it previously received.

         The Internal Revenue Service (the "IRS") published a revenue ruling in July 1995 providing that the Modified Accelerated Cost Recovery System ("MACRS") is the appropriate depreciation method for rental-purchase merchandise. The Company has used the income forecasting method of depreciation for tax accounting, and management believes that this method has been widely used throughout the rental-purchase industry prior to the publication of this revenue ruling. Effective January 1, 1996, the Company intends to convert to the MACRS method of depreciation for tax accounting purposes only. The Company filed an application to change its method of depreciation for tax purposes with the IRS and received the IRS's consent to implement the change. Management believes that the Company's conversion to MACRS will not significantly impact the Company's financial condition and results of operations.

         The Company's primary sources of liquidity are expected to be its cash flow from operations and the excess cash and short-term investments currently available. Management intends to use the Company's excess cash balances and Line of Credit to expand its operations through acquisitions and new store openings. Since the acquisition of RTO and WBC, the Company has consolidated stores that operated in overlapping geographic markets and sold certain other stores that were not located within the Company's targeted geographic markets. The Company is evaluating several strategic geographic regions in which it could strengthen its market position for further expansion during 1996 and in subsequent years through new store openings and acquisitions. The Company does not have any mandatory debt amortization requirements until the year 2003.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)       Exhibits

       3.1 Amended and Restated Certificate of Incorporation of Central Rents, Inc.*
       4.1       Purchase Agreement dated June 3, 1994*
       4.2       Registration Rights Agreement dated June 3, 1994*
       4.3       Indenture dated June 3, 1994*
       4.4       Form of Series A Note (Included in Exhibit 4.3)*
       4.5       Form of Series B Note (Included in Exhibit 4.3)*
       4.6       Warrant Agreement dated June 3, 1994*
      10.1       Tax Sharing Agreement*
      10.2       Administrative Services Agreement*
      10.3       Consulting Agreement*
      10.4       Central Rents, Inc. Vehicle Lease Agreement**
      10.5       Central Rents, Inc. 1994 Stock Option Plan**
      10.6 Credit Agreement by and between Central Rents, Inc. as Borrower and Wells Fargo Bank National Association, as Bank, dated May 11, 1995***

       (b)       Reports
                 No reports on Form 8-K were required to be filed by the Company during the three months ended June 30, 1996.



- ---------------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-81370)

** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1994

*** Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1995

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CENTRAL RENTS, INC.



August 13, 1996                   /s/ DEREK S. STAMPER
                                  ---------------------------------------
                                  Derek S. Stamper
                                  President




August 13, 1996                   /s/ A. KEITH WALL
                                  ---------------------------------------
                                  A. Keith Wall
                                  Chief Financial Officer
                                  (Principal Accounting Officer)

INDEX TO EXHIBITS


Exhibit
Number                    Description                                                                 Page No.
- ------                    -----------                                                                 --------
   3.1     Amended and Restated Certificate of Incorporation of Central Rents, Inc.*
   4.1     Purchase Agreement dated June 3, 1994*
   4.2     Registration Rights Agreement dated June 3, 1994*
   4.3     Indenture dated June 3, 1994*
   4.4     Form of Series A Note (Included in Exhibit 4.3)*
   4.5     Form of Series B Note (Included in Exhibit 4.3)*
   4.6     Warrant Agreement dated June 3, 1994*
  10.1     Tax Sharing Agreement*
  10.2     Administrative Services Agreement*
  10.3     Consulting Agreement*
  10.4     Central Rents, Inc. Vehicle Lease Agreement**
  10.5     Central Rents, Inc. 1994 Stock Option Plan**
  10.6     Credit Agreement by and between Central Rents, Inc. as Borrower and Wells
           Fargo Bank National Association, as Bank, dated May 11, 1995***

- ----------------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-81370)

** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1994

*** Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1995