Form 10-Q
period 1996-09-30
CENTRAL RENTS INC
filed 1996-11-14
CIK 926845

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-81370

                              CENTRAL RENTS, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                                                     95-4476294
-------------------------------                                                     --------------
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


                                (213) 720-8700
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 YES   X    NO
                                                       ----       ----
Number of shares outstanding as of November 13, 1996:  551,045.

                              CENTRAL RENTS, INC.

                                   FORM 10-Q


                                     INDEX


                                                                                                      Page No.
--------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item 1.          Condensed Financial Statements:

                 Condensed Balance Sheets at September 30, 1996 and December 31, 1995   . . . . . . . . . .  1

                 Condensed Statements of Operations for the Three and Nine Months Ended September 30,
                 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

                 Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995 .  3

                 Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations  . .  7


PART II.         OTHER INFORMATION

Item 5.          Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                              CENTRAL RENTS, INC.

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)






                                                                          September 30,          December 31,
                                                                              1996                 1995
                                                                          -------------        --------------
                              A S S E T S
Cash and cash equivalents                                                       $   584             $ 1,560
Short-term investments                                                           18,846              12,992
Receivables and prepaid expenses                                                  2,287               2,062
Income tax receivable - related party                                               864               1,050
Rental merchandise, net                                                          29,608              34,583
Property and equipment, net                                                       3,028               3,372
Deferred financing costs, net                                                     2,039               2,287
Noncompete agreement, net                                                         2,025               5,975
Customer rental agreements, net                                                   -                     246
Excess of cost over net assets acquired, net                                      6,922               6,931
Deferred income taxes                                                             8,681               8,549
Other assets                                                                        225                 330
                                                                                -------             -------
    Total assets                                                                $75,109             $79,937
                                                                                =======             =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                $ 4,127             $10,223
Accrued expenses                                                                  7,142               6,176
Due to related parties                                                              232                 760
Accrued interest                                                                  2,253                 322
Long-term notes                                                                  58,026              57,820
                                                                                -------             -------
    Total liabilities                                                            71,780              75,301
                                                                                -------             -------
Stockholders' equity:
    Preferred stock, $.01 par value,
       100 shares authorized; no shares issued                                      -                  -
    Common stock, $.01 par value, 2,000,000 shares authorized;
       551,045 shares issued and outstanding                                          6                   6
    Additional paid-in capital                                                   22,944              22,944
    Retained earnings (deficit)                                                 (19,621)            (18,314)
                                                                                -------             -------
         Total stockholders' equity                                               3,329               4,636
                                                                                -------             -------
    Total liabilities and stockholders' equity                                  $75,109             $79,937
                                                                                =======             =======

                  See notes to condensed financial statements.

                              CENTRAL RENTS, INC.

                      CONDENSED  STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)





                                                                Three Months Ended          Nine Months Ended
                                                                  September 30,               September 30,
                                                             ---------------------       ---------------------
                                                                1996       1995             1996       1995
                                                             ---------- ----------       ---------- ----------

Revenues                                                       $26,468     $29,318         $82,635    $90,015

Costs and expenses:
    Selling, general and administrative                         15,084      15,616          45,910     46,685
    Depreciation and amortization -
         Rental merchandise                                      7,773       9,275          24,503     27,579
         Property and equipment                                    374         368           1,176      1,121
    Other                                                          936         888           2,915      2,722
                                                               -------     -------         -------    -------
                                                                24,167      26,147          74,504     78,107
                                                               -------     -------         -------    -------

Income before interest, taxes and
    amortization of intangibles                                  2,301       3,171           8,131     11,908
                                                               -------     -------         -------    -------

Amortization of intangibles:
    Amortization of customer rental agreements                      71       1,447             246      7,509
    Amortization of noncompete agreement                           750       1,750           3,950      6,525
    Amortization of excess of cost over net assets acquired         62          84             184        252
                                                               -------     -------         -------    -------
                                                                   883       3,281           4,380     14,286
                                                               -------     -------         -------    -------

Income (loss) from operations                                    1,418       (110)           3,751     (2,378)
Interest income (expense), net                                  (1,882)    (1,895)          (5,697)    (5,614)
                                                               -------     -------         -------    -------
Loss before income taxes                                          (464)     (2,005)         (1,946)    (7,992)
Income tax benefit                                                 144         730             639      2,930
                                                               -------     -------         -------    -------
Net loss                                                       $  (320)    $(1,275)        $(1,307)   $(5,062)
                                                               =======     =======         =======    =======


Per share data:

Net loss per common share                                       $(0.58)     $(2.32)         $(2.37)   $(9.39)
                                                                ======      ======          ======    ======
Weighted average common shares outstanding                         551         549             551       539
                                                                ======      ======          ======    ======

                                                      See notes to condensed financial statements.


                              CENTRAL RENTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                         ---------------------
                                                                                            1996       1995
                                                                                         ---------- ----------


  Cash flows from operating activities:
    Net loss                                                                              $ (1,307)  $  (5,062)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
         Depreciation of rental merchandise                                                 24,503      27,579
         Depreciation and amortization of property and equipment                             1,176       1,121
         Amortization of intangibles                                                         4,380      14,286
         Amortization of debt discount                                                         206         206
         Amortization of deferred financing costs                                              248         223
         Proceeds from sale of rental merchandise                                            4,056       4,385
         Gain on sale of rental merchandise and other                                       (1,215)     (1,707)
         Deferred income taxes                                                                (132)     (2,930)
    Changes in operating assets and liabilities, net of the effect of businesses acquired:
         Decrease (increase) in receivables, prepaid expenses and
              other assets                                                                    (120)        104
         Decrease in income tax receivable - related party                                     186        -
         Purchase of rental merchandise                                                    (24,161)    (30,946)
         Decrease in accounts payable                                                       (6,096)     (2,804)
         Decrease in amounts due to related parties                                           (528)       (263)
         Increase (decrease) in accrued expenses                                             2,583        (633)
         Increase in accrued interest                                                        1,931       1,949
                                                                                          --------   ---------
         Net cash provided by operating activities                                           5,710       5,508
                                                                                          --------   ---------
Cash flows from investing activities:
    Purchase of property and equipment                                                        (832)     (1,540)
    Proceeds from sale of rental stores                                                       -            515
    Increase in short-term investments                                                      (5,854)       (513)
    Acquisition related costs                                                                 -         (2,908)
    Net cash used in investing activities
                                                                                          --------   ---------
                                                                                            (6,686)     (4,446)
                                                                                          --------   ---------
Cash flows from financing activities:
    Deferred financing costs                                                                  -           (176)
    Proceeds from issuance of common stock                                                    -            750
    Dividends paid                                                                            -            -
                                                                                          --------   ---------
         Net cash provided (used) by financing activities                                     -            574
                                                                                          --------   ---------

Net increase (decrease) in cash and cash equivalents                                          (976)      1,636
Cash and cash equivalents, beginning of period                                               1,560       3,543
                                                                                          --------   ---------
Cash and cash equivalents, end of period                                                  $    584   $   5,179
                                                                                          ========   =========
Cash paid during the period for:
    Interest                                                                              $  3,934   $   3,952
    Income taxes                                                                               460       1,007

                  See notes to condensed financial statements.

                              CENTRAL RENTS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


A.  Basis of Presentation

    The accompanying condensed financial statements of Central Rents, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1995, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

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

    Certain reclassification have been made to previously reported amounts to conform with the current financial presentation in 1996.

B.  Earnings Per Common Share

    Earnings per common share have been computed on the basis of the weighted average number of common shares outstanding. There were no common stock equivalents for the periods presented, as they were antidilutive.

C.  Rental Merchandise, Depreciation and Revenue Recognition

    Rental merchandise is rented by customers through rental-purchase agreements providing for weekly or monthly payments. The agreements automatically renew with each payment. Rent is collected in advance, is nonrefundable and is recognized as revenue when collected. Ownership of the rental items passes to the customer when the customer makes the required number of rental payments stipulated by the agreement (generally 78 weekly or 18 monthly payments). Revenues also include cash received for outright sales of previously rented merchandise and the final rental payments immediately preceding the passage of title to the respective customers.

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

    The excess of cost over net assets acquired, which relates to the Acquisition of RTO and WBC, is currently being amortized on a straight- line basis over a period of 30 years. The purchase allocation may change upon the resolution of certain issues with the seller. The Company periodically reviews the excess of cost over net assets acquired to assess recoverability. Impairment would be recognized in operating results if a permanent diminution in value were to occur.

                              CENTRAL RENTS, INC.

E.  Long-term Notes and Revolving Line of Credit

    The Company funded the purchase price of the Acquisition from the proceeds of an offering of units (the "Offering"), consisting of $60,000,000 principal amount of 12 7/8% Senior Notes due 2003 (the "Notes") and warrants to purchase 60,000 shares of common stock of the Company, at an exercise price of $.01 per share. The Offering was made in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended and applicable state securities laws. Additional warrants to purchase 6,000 shares of common stock of the Company, at an exercise price of $.01 per share, were issued to Jefferies & Company, Inc., the initial purchaser of the Notes. Of the total proceeds, $57,389,000 was allocated to Notes and $2,200,000 was allocated to the issuance of warrants.

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

    On May 11, 1995, the Company entered into a three year $25,000,000 revolving line of credit agreement with Wells Fargo Bank (the "Line of Credit"). In November 1996, the Company and Wells Fargo Bank amended the Line of Credit in order to reduce the available borrowings under the Line of Credit to $12,500,000. The Line of Credit is subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings. The Line of Credit is collateralized by substantially all of the rental merchandise of the Company and bears interest at prime plus 1%. The Line of Credit includes various financial and other covenants which, among other things, provides that borrowings cannot exceed an amount equal to 50% of the aggregate book value of the Company's rental merchandise. There are no borrowings under the Line of Credit.

F.  Related Party Transactions

         The Company has entered into an Administrative Services Agreement (the "Administrative Services Agreement") with Banner pursuant to which Banner or one of the other Banner subsidiaries, other than the Company, provides purchasing, advertising, accounting, insurance, health and other benefits, real estate, management information systems, and other services to the Company. The Company is required to reimburse Banner for its allocable share of direct and overhead costs determined on the basis of the Company's percentage utilization of the applicable services contemplated by the Administrative Services Agreement. The Administrative Services Agreement can be automatically extended for successive one-year terms through June 3, 2004 unless the Company gives at least 30 days prior notice at the end of the then current term that the Administrative Services Agreement will terminate. As long as Banner or any other Banner subsidiary beneficially owns more than 50% of the voting stock of the Company, the Administrative Services Agreement shall not be terminable by Banner or any other Banner subsidiary as a result of any breach of the Administrative Services Agreement by the Company. During the nine months ended September 30, 1996, the Company purchased $208,000 of product from Banner in connection with the Administrative Services Agreement which sum is included in amounts due to related parties at September 30, 1996. The Company has not incurred any material common costs or expenses to be allocated during the nine months ended September 30, 1996 in connection with the Administrative Services Agreement.

                              CENTRAL RENTS, INC.

F.  Related Party Transactions (continued)

    The Company and G.M. Cypres & Co. entered into an agreement (the "Consulting Agreement") pursuant to which G.M. Cypres & Co. or its designee provides consulting, investment banking or similar services to the Company in consideration for the payment of certain fees and expenses, including an annual management fee (the "Management Fee"). Under the terms of the indenture entered into by the Company in connection with the issuance of the Notes, the fees and expenses payable under the Consulting Agreement must be reasonable and customary, and the Management Fee shall not exceed $375,000 per year. Management Fees paid under the terms of the Consulting Agreement totalled $281,250 for the nine months ended September 30, 1996.

    Effective January 1, 1995, the Company entered into a triple net lease agreement with BCE Properties II, Inc., a related party of the Company through common ownership, for office space at the Company's corporate headquarters. The lease provides, among other things, for monthly rent of $10,000 through December 31, 2005. Rent expense for the nine months ended September 30, 1996 totalled $90,000.

                              CENTRAL RENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    This discussion and analysis highlights the results of operations of the Company during the three and nine months ended September 30, 1996 and 1995.

    The revenue, store operating profit, field and corporate general and administrative expenses, income before interest, taxes and amortization of intangibles, net loss and number of stores of the Company were as follows for the three and nine months ended September 30, 1996 and 1995 ($ in millions):

                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                           September 30,
                                                 1996                 1995              1996               1995
                                            --------------       --------------     --------------     -------------

Revenues  . . . . . . . . . . . . . . .     $26.5      100%      $29.3     100%      $82.6    100%     $90.0    100%

Store operating profit  . . . . . . . .       4.9     18.5         6.0     20.5       16.2   19.6       20.2   22.4

Field and corporate general and
     administrative expenses  . . . . .       2.6      9.8         2.8      9.6        8.1    9.8        8.3    9.2

Income before interest, taxes and
     amortization of intangibles . . .        2.3      8.7         3.2     10.9        8.1    9.8       11.9   13.2

Net loss  . . . . . . . . . . . . . . .      (0.3)    (1.1)       (1.3)    (4.4)      (1.3)  (1.6)      (5.1)  (5.7)

Number of  stores  (at end of period)              166                  170                166               170



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

         Revenues. During the three month period ended September 30, 1996, total units on rent decreased 8.0% . This decrease resulted in a revenue decrease of $2.8 million or 9.6%, to $26.5 million for the three months ended September 30, 1996 from $29.3 million for the three months in 1995. Approximately $0.5 million of the revenue decrease for the three months ended September 30, 1996 was due to fewer stores in operation in California during this period in 1996 as compared to the same period in 1995. Management believes the decline in the number of units on rent is a result of weakness in the consumer electronics and appliance marketplace coupled with increased competition.

    Store Operating Profit. Store operating profit decreased $1.1 million or 18.3%, to $4.9 million for the three months ended September 30, 1996 from $6.0
million for the three months in 1995.   The decrease in store operating profit
was primarily the result of a decrease in gross profit of approximately $1.5 million as a result of lower revenues in the three months ended September 30, 1996 as compared to 1995 offset by a $0.4 million decrease in store operating expenses. Total store operating expenses as a percentage of revenue increased to 51.2% of revenues in the three months ended September 30, 1996 from 47.8% for the same period in 1995. This increase was primarily due to the fixed cost nature of many of the key components of the Company's store operating expenses including payroll, fringe benefits and occupancy costs. Store operating profit as a percentage of revenue decreased to 18.5% of revenues for the three months ended September 30, 1996 from 20.5% for the same period in 1995.

    Comparable Stores. Comparable store revenues decreased $2.6 million or 9.0%, to $26.2 million for the three months ended September 30, 1996 from $28.8 million for the three months in 1995. The decrease in comparable store revenues was primarily the result of a decrease in units on rent for the three months ended September 30, 1996 as compared to the same period in 1995. Comparable store operating profit decreased $1.0 million or 16.9%, to $4.9 million for the three months ended September 30, 1996 from $5.9 million for the same period in 1995. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit as a result of lower units on rent in 1996 without a corresponding decrease in store operating expenses as previously discussed.

    Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses decreased by $0.2 million or 7.1%, to $2.6 million for the three months ended September 30, 1996 from $2.8 million for the three months in 1995. The decrease in field and corporate administrative expenses was primarily due to a decrease in payroll related expenses. Field and corporate general and administrative expenses for the three months ended September 30, 1996 as a percentage of revenue increased to 9.8% from 9.6% for the same period in 1995.

    Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $0.9 million or 28.1%, to $2.3 million for the three months ended September 30, 1996 from $3.2 million for the three months in 1995. The decrease in income before interest, taxes and amortization of intangibles is primarily the result of the decrease in store operating profit for the three months ended September 30, 1996 as compared to the same period in 1995. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 8.7% for the three months ended September 30, 1996 from 10.9% for the three months in 1995.


    Net Loss. Net loss decreased $1.0 million or 76.9% to $0.3 million for the three months ended September 30, 1996 from $1.3 million for the three months in 1995. Net loss as a percentage of revenue decreased to 1.1% for the three months ended September 30, 1996 from 4.4% for the three months in 1995. This decrease was primarily due to a reduction in amortization expense of customer rental agreements and the noncompete agreement offset by a decrease in store operating profit.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

     Revenues. During the nine month period ended September 30, 1996, total units on rent decreased 13.4% . This decrease resulted in a revenue decrease of $7.4 million or 8.2%, to $82.6 million for the nine months ended September 30, 1996 from $90.0 million for the nine months in 1995. Approximately $2.4 million of the revenue decrease for the nine months ended September 30, 1996 was primarily due to fewer stores in operation in California during this period in 1996 as compared to the same period in 1995. Management believes the decline in the number of units on rent is a result of weakness in the consumer electronics and appliance marketplace coupled with increased competition.

    Store Operating Profit. Store operating profit decreased $4.0 million or 19.8%, to $16.2 million for the nine months ended September 30, 1996 from $20.2
million for the nine months in 1995.   The decrease in store operating profit
was primarily the result of a decrease in gross profit of approximately $4.2 million as a result of lower revenues in the nine months ended September 30, 1996 as compared to 1995 offset by a $0.2 million decrease in store operating expenses. Total store operating expenses as a percentage of revenue increased to 49.7% of revenues in the nine months ended September 30, 1996 from 46.0% for the same period in 1995. This increase was primarily due to the fixed cost nature of many of the key components of the Company's store operating expenses including payroll, fringe benefits and occupancy costs. Store operating profit as a percentage of revenue decreased to 19.6% of revenues for the nine months ended September 30, 1996 from 22.4% for the same period in 1995.

    Comparable Stores. Comparable store revenues decreased $6.3 million or 7.3%, to $80.4 million for the nine months ended September 30, 1996 from $86.7 million for the nine months in 1995. The decrease in comparable store revenues was primarily the result of a decrease in units on rent for the nine months ended September 30, 1996 as compared to the same period in 1995. Comparable store operating profit decreased $4.1 million or 20.4%, to $16.0 million for the nine months ended September 30, 1996 from $20.1 million for the same period in 1995. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit as a result of lower units on rent in 1996 without a corresponding decrease in store operating expenses as previously discussed.

    Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses decreased by $0.2 million or 2.4%, to $8.1 million for the nine months ended September 30, 1996 from $8.3 million for the nine months in 1995. The decrease in field and corporate administrative expenses was primarily the result of a decrease in payroll
related expenses.    Field and corporate general and administrative expenses
for the nine months ended September 30, 1996 as a percentage of revenue increased to 9.8% from 9.2% for the same period in 1995.

    Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $3.8 million or 31.9%, to $8.1 million for the nine months ended September 30, 1996 from $11.9 million for the nine months in 1995. The decrease in income before interest, taxes and amortization of intangibles is primarily the result of the decrease in store operating profit for the nine months ended September 30, 1996 as compared to the same period in 1995. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 9.8% for the nine months ended September 30, 1996 from 13.2% for the nine months in 1995.

    Net Loss. Net loss decreased $3.8 million or 74.5% to $1.3 million for the nine months ended September 30, 1996 from $5.1 million for the nine months in 1995. Net loss as a percentage of revenue decreased to 1.6% for the nine months ended September 30, 1996 from 5.7% for the nine months in 1995. This decrease was primarily due to a reduction in amortization expense of customer rental agreements and the noncompete agreement offset by a decrease in store operating profit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital expenditures are purchases of rental merchandise throughout the year to replace rental merchandise which has been sold or charged-off. Total purchases of rental merchandise were $24.2 million during the nine months ended September 30, 1996. The Company's other capital expenditures consist of purchases of property, fixtures and office equipment, including store improvements. Total combined capital expenditures on these items for the nine months ended June 30, 1996 totalled $0.8 million.

    The Company's long-term notes (the "Notes") of $60,000,000 were issued in connection with the acquisition of RTO and WBC in June 1994 and bear interest at the rate of 12 7/8% per annum payable semiannually on December 15 and June
15. The Notes are not redeemable prior to June 15, 1999, except that prior to June 15, 1997, the Company may redeem at its option, with the net proceeds received by the Company from an initial public offering of common stock of the Company or a parent company of the Company, up to one-third of the initial aggregate principal amount of the Notes, provided that at least two-thirds of the initial aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption, at the redemption price as defined plus accrued and unpaid interest to the date of redemption. On or after June 15, 1999, the Notes will be redeemable at the option of the Company, in whole or in part, at the redemption prices as defined, plus accrued and unpaid interest to the date of redemption.

    On May 11, 1995, the Company entered into a three year $25,000,000 revolving line of credit with Wells Fargo Bank (the "Line of Credit"). In November 1996, the Company and Wells Fargo Bank amended the Line of Credit in order to reduce the available borrowings under the Line of Credit to $12,500,000. The Line of Credit is subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings. The Line of Credit is collateralized by substantially all of the rental merchandise of the Company and bears interest at prime plus 1%. The Line of Credit includes various financial and other covenants which, among other things, provide that borrowings by the Company may not exceed an amount equal to 50% of the aggregate book value of the Company's rental merchandise. There are no borrowings under the Line of Credit at September 30, 1996.

    On July 14, 1995, an outside institutional investor purchased 17,045 shares of common stock of the Company at a price of $44.00 per share for an aggregate purchase price of $750,000. The shares were issued pursuant to the terms of a letter agreement which places certain restrictions on the purchaser's ability to transfer the issued shares of stock.

    In August 1996, the Company rescinded the $2.0 million dividend it declared and paid on January 16, 1996. The Company's parent company and the outside institutional investor have returned the dividend payment they previously received.

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

    The Company's primary sources of liquidity are expected to be its cash flow from operations and the excess cash and short-term investments currently available. Management intends to use the Company's excess cash balances and Line of Credit to expand its operations through acquisitions and new store openings. Since the acquisition of RTO and WBC, the Company has consolidated stores that operated in overlapping geographic markets and sold certain other stores that were not located within the Company's targeted geographic markets. The Company is evaluating several strategic geographic regions in which it could strengthen its market position for expansion during 1996 and in subsequent years through new store openings and acquisitions. The Company does not have any mandatory debt amortization requirements until the year 2003.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

   10.1 First Amendment to Credit Agreement by and between Central Rents, Inc. as Borrower and Wells Fargo Bank National Association, as Bank, dated November 4, 1996

    (b)      Reports
             No reports on Form 8-K were required to be filed by the Company during the three months ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CENTRAL RENTS, INC.



November 13, 1996                                /s/ DEREK S. STAMPER
                                                 --------------------------
                                                 Derek S. Stamper
                                                 President





November 13, 1996                                /s/ A. KEITH WALL
                                                 -------------------------------
                                                 A. Keith Wall
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

INDEX TO EXHIBITS


Exhibit
Number                    Description                                                                 Page No.
------                    -----------                                                                 --------

   10.1          First Amendment to Credit Agreement by and between Central Rents, Inc.
                 as Borrower and Wells Fargo Bank National Association, as Bank, dated
                 November 4, 1996