Form 10-K405
period 1996-12-31
CENTRAL RENTS INC
filed 1997-03-31
CIK 926845

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                                            (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                                                           (FEE REQUIRED)

    FOR THE TRANSITION PERIOD FROM ____________ TO ____________

    COMMISSION FILE NUMBER:  33-81370

                              CENTRAL RENTS, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    95-4476294
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                  5480 EAST FERGUSON DRIVE, COMMERCE, CA 90022
              (Address of principal executive offices) (zip code)

Registrant's Telephone Number, Including Area Code:  (213) 720-8700

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Not Applicable

At March 28, 1997, the number of outstanding shares of Common Stock of the Registrant was 617,045.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Company's Registration Statement filed on July 11, 1994 on Form S-1 as amended (No.33-81370).

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

         Certain matters discussed in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Central Rents, Inc. (the "Company") operates, projections of future performance, and perceived opportunities in the market. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

COMPANY OVERVIEW

         The Company operates rental-purchase stores in the United States with 165 stores in 20 states. The Company rents a broad range of consumer products, including electronics, jewelry, appliances and furniture. Management believes that the most attractive features of its rental-purchase program are the ability of the Company to offer customers quality name-brand products without the requirements of a down payment, security deposit or formal credit check, while providing the customer with the opportunity to return the product at the customer's option without penalty or recourse.

         The typical rental-purchase customer is between 18 and 45 years old, rents his or her place of residence, has a household income below $30,000 and does not have easy access to credit. The customer enters into a weekly or monthly rental-purchase agreement which renews automatically upon receipt of additional payments. Ownership of the rental merchandise only transfers to the customer when the customer has renewed the rental-purchase agreement, and continuously made payments, generally for a period of 12 to 27 months. Based on Company and industry data, management believes that approximately 80% of customers do not renew the agreement, and return the product, usually within three to five months. As a result, a majority of the Company's transactions can be viewed as short-term rentals. The customer usually chooses not to renew the agreement because of the customer's financial situation or because the customer's need for the product changes.

         The Company operates 43 stores in California with Ohio, Indiana and Arizona having 20, 17 and 16 stores, respectively. The Company's remaining 69 stores are located throughout the southern, southwestern and midwestern states. The Company operated in 1994 as two businesses, RTO Enterprises, Inc., through its wholly-owned subsidiary RTO, Inc. (collectively referred to as "RTO") and WBC Holdings, Inc. ("WBC"). RTO was headquartered in Deerfield, Illinois until January 1995 when the Company relocated RTO's corporate office to the Company's headquarters in Commerce, California. WBC was headquartered in Houston, Texas. The Company moved most of WBC's operations to Commerce, California in the first quarter of 1995 and closed WBC's Houston office in June 1995. The Company effected a statutory merger of RTO and WBC into the Company in April 1995.

         The Company was formed by Banner Holdings, Inc. ("Banner") and Central Rents Holding, Inc. ("Holdings") to acquire RTO and WBC for a purchase price of $60.0 million. The acquisition of the outstanding stock and notes of RTO and WBC (the "Acquisition") was completed on June 3, 1994. In connection with the Acquisition, on June 3, 1994, the Company issued Units (the "Units"), consisting of $60.0 million principal amount of Notes (the "Notes") and Warrants (the "Warrants") to purchase 60,000 shares of Common Stock of the Company, pursuant to exemptions from, or in transactions not subject to the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and applicable state securities laws (the "Offering"). The Notes were purchased by Jefferies & Company, Inc. (the "Initial Purchaser") at a price equal to 96.3% of the aggregate principal amount thereof. The Initial

Purchaser subsequently resold some of the Notes to "Qualified Institutional Buyers" (as defined in Rule 501 (A) (1), (2), (3) or (7) under the Securities
Act). Holdings contributed $20.0 million in equity to the Company (the "Equity Contribution").

THE RENTAL-PURCHASE INDUSTRY

         The rental-purchase industry began in the 1960s, offering an alternative to consumers who were unable to finance major household purchases. The industry grew rapidly in the 1970's and early 1980's due to pent-up demand for consumer products, including electronics and appliances. To a certain extent, this rapid growth occurred without corresponding investment in the infrastructure and personnel necessary to control growth. Many new competitors had appeared in the rental-purchase business as a result of the dramatic growth in demand, the low barriers to entry and the relative ease of obtaining financing from major lenders. When market growth slowed in the late 1980's, the lack of professional management, increased competition, growth and high debt loads led to financial defaults which, in turn, resulted in the control of many companies passing to their creditors.

         The rental-purchase industry is highly fragmented with approximately 38% of the industry owned or operated by the top ten operators. Significant consolidation has occurred over the last three years with approximately 1,400 stores purchased over this time frame. Therefore, most of the change in the competitive environment has occurred through a change in ownership instead of through new store openings. Another significant change in the industry is the change in ownership of the larger companies. Last year only four of the top ten chains were publicly owned. As of this writing, six of the top ten companies are publicly owned with the three largest accounting for just over 28% of the industry. The following table identifies the top ten chains.


RTO INDUSTRY'S LARGEST CHAINS                                                        Number         Percentage
ESTIMATES AS OF JANUARY, 1997                                                         of             of U.S.
                                                                Ownership            Stores           Stores
                                                                ---------            ------           ------
1. Rent-A-Center                                            Public-ADRs(1)            1,411             17.0%
2. Renter's Choice                                          Public (2)                  716              8.6%
3. Aaron Rents                                              Public (3)                  200              2.4%
4. CENTRAL RENTS, INC.                                      PRIVATE                     165              2.0%
5. Alrenco, Inc.                                            Public                      158              1.9%
6. Rent-Way, Inc.                                           Public                      123              1.5%
7. Champion RTO                                             Private                     120              1.4%
8. RTO, Inc. (Action TV)                                    Private                     117              1.4%
9. Best Way Rental, Inc.                                    Public                       62              0.7%
10.Rainbow Rentals                                          Private                      58              0.7%
                                                                                      -----            -----
   Total                                                                              3,130             37.8%
                                                                                      =====            =====
   Total RTO Stores                                                                   8,300            100.0%
                                                                                      =====            =====

(1) Includes 62 Rent-A-Center franchise stores, 146 Remco stores and 50 U-Can-Rent stores
(2)  Includes 295 ColorTyme franchise stores
(3)  Includes 65 franchise stores.

Source: Robinson-Humphrey Company, Inc.

STORE SYSTEM

         At December 31, 1996, the Company operated 165 stores in 20 states nationwide. The following table illustrates the number of stores in each state.

STORE LOCATIONS

Alaska                                  1                   Louisiana                                    4
Arizona                                16                   Nevada                                       3
Arkansas                                1                   New Mexico                                   1
California                             43                   Ohio                                        20
Florida                                 2                   Oklahoma                                     9
Georgia                                 3                   South Carolina                               5
Illinois                                6                   Tennessee                                    9
Indiana                                17                   Texas                                        6
Iowa                                    1                   Virginia                                     4
Kentucky                                7                   West Virginia                                7
                                                                                                       ---
                                                                                                       165
                                                                                                       ===

         During the past three years, the number of stores operated has decreased from 176 at the beginning of 1994 to 165 at the end of 1996. The stores opened during this period reflect new store openings and store acquisitions. Twenty stores were merged, closed or sold during the past three years.

                                                                Store Openings and Closings
                                                                ---------------------------
                                                              1994          1995          1996
                                                              ----          ----          ----

Open At Beginning of Year                                      176           175          167
Stores Opened and Acquired                                       3             5            1
Stores Merged, Closed or Sold                                   (4)          (13)          (3)
                                                               ---          ----          ---
Stores Open at End of Year                                     175           167          165
Net Decrease in Stores                                         (1)           (8)          (2)

         The Company leases all of its facilities and most of the leases provide for one to five year terms with options to renew. The stores average approximately 3,000 to 3,500 square feet in floor space consisting primarily of merchandise display areas with a limited storage space for inventory. Most of the stores' merchandise available for rental is therefore on display. The typical store operation utilizes a manager, an assistant manager, two to three account managers, a delivery driver and occasionally a customer service representative or cashier. Store locations are selected based upon a study of potential customers within a five mile radius of a potential site, the location of competitors, customer traffic for the site, accessibility and cost. Stores are typically located in or near low to middle income neighborhoods. The Company prefers to locate its stores in strip shopping centers with a large anchor tenant and other suitable tenants. Before a new site is selected or a lease negotiated, the Company performs a demographic study which highlights the median income, housing, and other factors that affect the buying patterns for potential rental-purchase customers in the area. The stores are generally open six days per week. Currently, the Company operates under the names "RTO", "RTO Rents" and "Rentronics." In

California and Arizona, the Company operates under the name "Central Rental and Purchase."


STORE OPERATIONS

  Products and Suppliers

         The Company typically rents products to customers in four broad categories: electronics, appliances, furniture and accessories. Electronic products generally account for approximately 49% of the Company's revenue, whereas appliances, furniture and accessories account for 22%, 24% and 5% respectively. The Company's stores maintain a sufficient inventory to offer customers a choice of models, styles and brands.

         The Company uses only top brand suppliers such as JVC, Whirlpool, GE Appliances, Zenith, Sanyo Fisher, Toshiba, Magnavox, Ashley, Douglas and Pilliod. No supplier accounted for more than 17% of merchandise purchased by the Company during 1996 and 1995. Although the Company presently expects to continue relationships with its existing suppliers, there are numerous sources of products, and the Company does not believe its operations are significantly dependent on any one or more of its present suppliers.

         Electronics. Electronic products include televisions, videocassette recorders and stereos. Competition within the electronics industry for market share coupled with continued product innovations by the manufacturers have combined to keep electronic product costs very competitive. Product innovations have remained strong, but manufacturers have not introduced any exciting new products in recent years. Additionally, intense competition among the larger discount retailers, such as Best Buy and Circuit City, have brought many of the low end electronics products like videocassette recorders and small portable televisions within reach of the traditional rent-to-own customer on a cash or credit sale basis.

         Appliances. Appliances include refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. Washers and dryers remain the most popular appliance in the category.

         Furniture. Furniture is a popular rental-purchase product. Furniture vignettes enable customers to visualize how the product will look in their homes and provide a showcase for accessories. During 1996 the Company was able to expand some of its stores and therefore increase the amount of square footage allocable to furniture vignettes. This expansion has helped to increase revenues from furniture as a percentage of total revenues from approximately 20% in 1995 to approximately 24% in 1996.

         Accessories. Accessories include pictures, plants, lamps, tables and jewelry.

         Fee-Based Services. Fees provide a further source of revenue. The Company charges for the reinstatement of terminated accounts, new account application processing, delivery services and returned checks. The Company also collects loss/damage waiver fees from customers desiring such product protection or offers a "club program" which also provides such product protection. The fees are standard in the industry and are often specifically regulated by state law.

   Product Life Cycle

         The customer enters into a weekly or monthly rental-purchase agreement, which renews automatically upon receipt of additional payments. Ownership of the rental merchandise transfers to the customer if the customer has continuously renewed the rental-purchase agreement, generally, for a period of 12 to 27 months. Based on Company and industry data, management believes that approximately 80% of customers do not renew the agreement and return the product, usually within three to five months. As a result, a majority of the Company's transactions can be viewed as short-term rentals. The customer usually chooses not to renew the agreement because the customer's financial situation or need for the product changes. The Company's minimum required rental term is for one week or one month. Management believes that the average period of time for which customers rent merchandise from the Company is approximately three months. Typically a product is returned and rented four times during its life cycle. Each of these rental periods requires delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. These numerous transactions, in addition to the Company foregoing a traditional credit check and its unconditional repair and replacement programs, result in high operating expenses, thus requiring higher aggregate payments than are charged by an installment purchase or credit retailer.

  Rental Contracts

         Merchandise is provided to customers under written rental agreements which set forth the terms and conditions of the transactions. Since legal requirements vary by state, agreements are customized accordingly. The rental agreement is ordinarily signed at the store, but may be signed at the customer's residence if the customer orders the product by telephone and requests home delivery. The rental-purchase application requires that potential customers provide sufficient personal information to allow the Company to verify their source of income. References provided by the customer are contacted to verify the customer's application. The process usually takes less than an hour. The agreement's terms and conditions are thoroughly explained to the customer. The customer enters into a weekly or monthly rental-purchase agreement which renews automatically upon receipt of additional payments. Rental payments are generally made in cash or by money order and occasionally by check. Ownership of the rental merchandise transfers to the customer if the customer continually renews the rental-purchase agreement for the duration of the payment schedule, generally, for a period of 12 to 27 months. If a customer does not renew the agreement, the merchandise is returned to the store and, provided it is in merchantable condition, is available for rent to another customer. If the condition of the merchandise is deemed inadequate for rental, it is either sold outright or removed from the store's inventory.

  Services

         The Company generally delivers and installs the product for the customer. The Company retains title to the merchandise during the term of the rental agreement and provides any required service or repair without charge, except for damage in excess of normal wear and tear. If the product cannot be repaired at the customer's residence, the Company provides either a loaner while the product is being repaired or the customer can terminate the rental-purchase agreement. Under the rental agreements, the customer is fully liable for damage, loss or destruction of the merchandise unless the customer purchases either an optional rental property loss/damage waiver for product protection, in the case of an unexpected event, or is a member of a Company offered club program providing such protection. Most of the products offered by the Company are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer upon the customer's obtaining ownership.

   Collections

         One of the critical success factors in the rental-purchase industry is a good collections practice. Collection of payments increases the revenue per product with only limited associated costs, decreases the likelihood of default and reduces chargeoffs. A chargeoff occurs when a unit is lost, damaged beyond repair or not returned by the customer. In the event a customer fails to make a rental payment when due, store management will telephone the customer within twenty-four hours and ask that the rental be paid promptly. A rental agreement is considered terminated when the customer fails to make a payment when due for the next rental period. The Company charges a fee for reinstating a rental agreement which has been terminated. By the 7th day following termination, with respect to the weekly customer, or the 15th day following termination, with respect to the monthly customer, the Company attempts to recover the rental merchandise. Historically, the majority of customers who no longer wish or are able to rent the product, contact the store to arrange the product's return, or return it themselves.

   Customers

         The typical rental-purchase customer is between 18 and 45 years old, rents his or her place of residence and has an annual household income below $30,000. Such consumers do not have easy access to credit, prefer the convenience and service associated with a rental-purchase transaction and value the ability to return the product without penalty.

   Advertising

         A significant portion of the Company's advertising budget is for television media. Management believes such advertising benefits its marketing because of increased name recognition. Direct mail advertising is used frequently for special sales events which promote selected products. The yellow pages also account for a significant portion of the advertising budget, followed to a lesser degree by newspaper and point-of-sale merchandising. During 1996, 1995 and 1994 the Company's advertising expenditures totaled $5,822,000, $5,394,000 and $2,009,000 or 5.4%, 4.6% and 2.9% of revenue, respectively.

   Employees

         The Company currently has 888 hourly employees and 332 salaried employees and provides its employees with standard benefits.

   Competition

The rental-purchase industry is highly competitive. The largest national competitor has significantly greater resources than the Company. Competitive factors include service, product line, store location, advertising and, to a lesser extent, price. In addition, competition exists from other sources, such as retail stores and rental stores offering short-term rental without purchase options. Competition may arise from new sources having the expertise and resources to enter the Company's markets either through expansion of operations or acquisitions. With respect to consumers who are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and retail outlets. These competitors may offer an installment sales program or may simply compete on the basis of products and price.

GOVERNMENT REGULATION

   Regulation

         At various times since 1982, federal legislation which would have regulated the rental-purchase industry has been introduced into one or both houses of Congress. To date, no such legislation has been enacted by Congress. Two bills were introduced into the House of Representatives; H.R. 2820 (the "Watts Bill") and H.R. 3003 (the "Gonzales Bill"). Both of these bills died when the last Congressional session ended. No new legislation has been introduced in the current session of Congress.

         Various states have regulated the industry. At present, there are 43 states, including, California, which have legislation regulating rental-purchase transactions including all of the states in which the Company operates. The Company's stores have continued to operate profitably even though they are subject to such rental-purchase regulations. The overwhelming majority of the state legislation requires industry participants to provide certain disclosures and varying consumer protection to its customers (the "Disclosure Requirements"). Legislation modeled after the Disclosure Requirements was enacted in California and became effective January 1, 1995 and was enacted in Arizona and became effective January 1, 1996. In three states in which the Company does not operate, legislation or judicial decisions have regulated rental-purchase transactions by treating the rental-purchase agreement as a credit sale subject to interest rate limitations, where applicable, and imposing other related requirements.

   Tax Issues

         The Internal Revenue Service (the "IRS") published a revenue ruling in July 1995 providing that the Modified Accelerated Cost Recovery System ("MACRS") is the appropriate depreciation method for rental-purchase merchandise. The Company has been using the income forecasting method of depreciation for tax accounting, and management believes that this method has been widely used throughout the rental-purchase industry prior to the publication of this revenue ruling. The Company received consent from the IRS and converted to the MACRS method of depreciation for tax accounting purposes effective January 1, 1996.

ITEM 2.  PROPERTIES

         The Company currently leases all of its stores, corporate headquarters and other facilities. Compliance with federal, state and local laws and regulations governing pollution and protection of the environment did not have any material effect upon the financial condition or the results of operations of the Company during 1996.

ITEM 3.  LEGAL PROCEEDINGS

         The Company was involved in certain legal proceedings during 1996 in the normal course of business. The outcome of these matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         There is no established trading market for the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(Dollars in Millions, Shares in Thousands)

The following table summarizes certain selected financial data of the Company and should be read in conjunction with the historical Financial Statements of Central Rents, Inc., and related notes:

                                                                                   RTO & WBC
                                                                   (Unaudited) Predecessor Company
                                                                       Pro     Historical Combined
                                              Actual   Actual         Forma    -------------------
                                               1996     1995          1994         1993   1992
                                               ----     -----        ------       -----   -----
Operating Data:
Revenues                                     $108.8     $118.0      $121.3      $120.3   $119.4
Store operating profit                         20.6       25.4        27.5        25.5     23.7
General and administrative expenses            10.8       11.2        12.7        12.9     11.3
Income before interest, taxes and
  amortization of intangibles                   9.9       14.2        14.8        12.6     12.4
Amortization of intangibles                     5.2       19.6        27.8         0.7      0.7
Net income (loss)                              (1.8)      (9.2)      (13.2)        6.7      5.7

Net loss per share                                $(3.34)     $(16.89)    $(24.64)
Weighted average shares outstanding                  551          542         534          --         --

Number of stores at year end or
  period end                                         165          167         175         176        179

Unaudited Pro Forma Data(1):
Unaudited pro forma income before interest,
  taxes and amortization of
  intangibles                                                                         $  13.0
Unaudited pro forma net loss                                                            (14.5)
Unaudited pro forma net loss per share                                                $(27.24)
Unaudited pro forma weighted average shares
  outstanding                                                                             534

Balance Sheet Data(2):
Cash, cash equivalents and short
  term investments                                 $12.8       $ 14.6      $ 15.8     $   1.6      $ 2.2
Rental merchandise, net                             34.4         34.6        34.1        31.1       29.2
Intangibles, net                                     8.1         13.2        28.4        10.6       14.2
Total assets                                        72.5         79.9        89.0        57.4       52.3
Total long-term debt                                58.1         57.8        57.5        22.6       24.6
Redeemable preferred stock                            --           --          --        12.1       13.1
Stockholders' equity                                 2.8          4.6        13.0         6.6        1.0

 (1) Adjustments were made to 1993 amounts for changes in interest expense attributable to the issuance of long-term notes to finance the acquisition of RTO and WBC, the estimated increases in depreciation and amortization of the revalued assets and intangibles and other pro forma adjustments.

 (2) Balance sheet data at December 31, 1996, 1995 and 1994 represents the historical audited financial data for Central Rents, Inc., see Financial Statements and related notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

         Prior to 1995, RTO and WBC were operated as independent businesses. For purposes of presenting the historical combined results of the predecessor companies in this Form 10-K, the financial statements of RTO and WBC have been combined. The following discussion should be read in conjunction with the Financial Statements of Central Rents, Inc., and related notes and financial information of RTO and WBC as reflected in such notes.

RESULTS OF OPERATIONS

         This discussion and analysis compares the results of operations of the Company during the years ended 1996 with 1995 and 1995 with the unaudited pro forma results of operations of the Company during the year ended 1994. The unaudited pro forma consolidated results of operations for the year ended 1994 reflect the operations of RTO and WBC as if they were acquired as of January 1, 1994, as opposed to the date of acquisition, which was June 3, 1994. Adjustments have been made for changes in interest expense attributable to the issuance of long-term notes to finance the acquisition of RTO and WBC, the estimated increases in depreciation and amortization of the revalued assets and intangibles and other pro forma adjustments.

         Effective January 1, 1995, the Company changed its year end to a calendar year ending on December 31. In 1994, the pro forma results of operations included the results of operations of RTO for the 52 week fiscal year ended December 31, 1994 and WBC for the 53 week fiscal year ended December 31, 1994.

         The revenue, store operating profit, general and administrative expenses, income before interest, taxes and amortization of intangibles, net income (loss) and number of stores of the Company were as follows for the periods indicated below ($ in Millions):

                                                                                          (Unaudited)
                                                                                           Pro Forma
                                         December 31,             December 31,           December 31,
                                             1996                    1995                     1994
                                       -----------------       -----------------       -------------------
Revenues                               $108.8      100.0%      $118.0      100.0%      $121.3      100.0%

Store operating profit                   20.6       19.0         25.4       21.6         27.5       22.7

Field and corporate
  general and
  administrative expenses                10.8        9.9         11.2        9.5         12.7       10.5

Income before interest,
  taxes and amortization
  of intangibles                          9.9        9.1         14.2       12.0         14.8       12.2

Amortization of
  intangibles                             5.2        4.8         19.6       16.6         27.8       22.9

Net income (loss)                        (1.8)      (1.7)        (9.2)      (7.8)       (13.2)     (10.9)

Number of stores at
  year end or period end                       165                     167                      175

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995.

         Revenues. During the year ended December 31, 1996, total units on rent decreased 11.0%. This decrease resulted in a revenue decrease of $9.3 million or 7.8% to $108.8 million for the year ended December 31, 1996 from $118.0 million for 1995. Approximately $2.7 million of the revenue decrease for the year ended December 31, 1996 was primarily due to fewer stores in operation in California during this period in 1996 as compared to the same period in 1995. Management believes the decline in the number of units on rent is a result of weakness in the consumer electronics and appliance marketplace coupled with increased competition, primarily in its operations in the eastern and central states.

         In addition, consolidation within the rental-purchase industry over the last several years, especially in the eastern and central states has significantly increased the competitive climate in those states and contributed to the general deterioration in the number of units on rent and resultant revenue declines.

         Store Operating Profit. Store operating profit decreased $4.7 million or 18.7%, to $20.6 million for the year ended December 31, 1996 from $25.4 million for 1995. The decrease in store operating profit was primarily the result of a decrease in gross profit of approximately $5.3 million as a result of lower revenues in the year ended December 31, 1996 as compared to 1995 offset by a $0.6 million decrease in store operating expenses. Total store operating expenses as a percentage of revenue increased to 50.5% of revenues in the year ended December 31, 1996 from 47.0% for the same period in 1995. This increase was primarily due to the fixed cost nature of many of the key components of the Company's store operating expenses including payroll, fringe benefits and occupancy costs. Store operating profit as a percentage of revenue decreased to 19.0% of revenues for the year ended December 31, 1996 from 21.5% for the same period in 1995.

         Comparable Stores. Comparable store revenues decreased $8.2 million or 7.2%, to $105.9 million for the year ended December 31, 1996 from $114.0 million for 1995. The decrease in comparable store revenues was primarily the result of a decrease in units on rent for the year ended December 31, 1996 as compared to 1995. Comparable store operating profit decreased $5.0 million or 19.9%, to $20.4 million for the year ended December 31, 1996 from $25.4 million for the same period in 1995. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit as a result of lower units on rent in 1996 without a corresponding decrease in store operating expenses as previously discussed.

         Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses decreased by $0.4 million or 3.9%, to $10.8 million for the year ended December 31, 1996 from $11.2 million in 1995. The decrease in field and corporate general and administrative expenses was primarily the result of a decrease in payroll related expenses due to headcount. Field and corporate general and administrative expenses for year ended December 31, 1996 as a percentage of revenue increased to 9.9% from 9.5% in 1995.

         Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $4.3 million or 30.3%, to $9.9 million for the year ended December 31, 1996 from $14.2 million for the year ended 1995. The decrease in income before interest, taxes and amortization of intangibles is primarily the result of the decrease in store operating profit for the year ended December 31, 1996 as compared to the same period in 1995. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 9.1% for the year ended December 31, 1996 from 12.0% in 1995.

         Net Loss. Net loss decreased $7.3 million or 79.9% to $1.8 million for the year ended December 31, 1996 from $9.2 million for 1995. Net loss as a percentage of revenue decreased to 1.7% for the year ended December 31, 1996 from 7.8% for 1995. This decrease was primarily due to a reduction in amortization expense of customer rental agreements and the noncompete agreement offset by a decrease in store operating profit.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH UNAUDITED PRO FORMA RESULTS OF OPERATIONS OF RTO FOR THE 52 WEEKS ENDED DECEMBER 31, 1994 AND WBC FOR THE 53 WEEKS ENDED DECEMBER 31, 1994

         Revenues. Total revenues decreased $3.3 million or 2.7%, to $118.0 million for the year ended December 31, 1995 from $121.3 million in 1994. Revenues in California stores decreased by $3.5 million or 10.4% to $30.5 million for the year ended December 31, 1995 from $34.0 million in 1994. This decrease is the result of a decrease in units on rent due to the general weakness in the California economy and the impact of California legislation regulating rental-purchase transactions which became effective on January 1, 1995 (the "California Legislation"). Under the California Legislation, the Company's ability to collect certain types of fees, including loss/damage waiver fees was limited. In January 1995, the Company introduced an "Advantage Plus" program which allows the Company to offer certain services permitted under the California Legislation in addition to promotional discounts. This new program helped to offset some of the loss of fees experienced as a result of the California Legislation. The impact of the California Legislation resulted in a decrease in fee revenues of $1.2 million in 1995.

         Store Operating Profit. Store operating profit decreased by $2.1 million or 7.7%, to $25.4 million for the year ended December 31, 1995 from $27.5 million in 1994. The decrease in store operating profit was primarily the result of a decrease in units on rent in California and a decrease of $1.2 million in store operating profit as a result of the California Legislation.
In addition to California, the Company's fourth quarter results of operations were adversely effected by the loss of units on rent in non-California stores, primarily in Ohio. As a result of these factors, units on rent at December 31, 1995 are approximately 2.8% less than the comparable 1994 period. The Company's depreciation of rental merchandise increased to 31.1% of revenues in 1995 as compared to 30.2% in 1994. This increase in depreciation of rental merchandise as a percentage of revenues is attributable to higher inventory levels in 1995 from the expansion of the Company's product mix to higher priced merchandise without a corresponding increase in revenues. This resulted in a decrease in store operating profit of $0.9 million in non-California stores. Store operating profit was favorably impacted from conforming the Company's depreciation policies for its rental merchandise as discussed in Note 3 to the Financial Statements. The net impact of this depreciation change was to decrease depreciation of rental merchandise by $1.1 million for the year ended December 31, 1995.

         Management believes the decrease in revenues and store operating profit in its California stores was as a result of the general weakness in the California economy, competitive pressures and the impact of the California Legislation. As a result, the Company charged-off $3.0 million of excess cost over net assets acquired relating to its California operations as of December 31, 1995.

         Comparable Stores. During 1995, the Company opened three new stores, purchased two stores from competitors, purchased rental agreements from two competitors and transferred the agreements to existing stores and closed, sold or merged thirteen stores. Comparable store revenues decreased $3.3 million or 2.8%, to $114.7 million for the year ended December 31, 1995 from $118.0 million in 1994. Comparable store operating profit decreased by $2.1 million or 7.7%, to $25.2 million for the year ended December 31, 1995 from $27.3 million in 1994. This decrease was primarily the result of a decrease in units on rent in California, the impact of the new California Legislation and the expansion of the Company's product mix to higher priced merchandise without a corresponding increase in revenues.

         Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses decreased by $1.5 million or 11.9%, to $11.2 million for the year ended December 31, 1995 from $12.7 million in 1994. Field and corporate general and administrative expenses for the year ended December 31, 1995 as a percentage of revenue decreased to 9.5% from 10.5% in 1994. The decrease in field and corporate general and administrative expenses is primarily the results of cost savings associated with the relocation and consolidation of RTO's and WBC's corporate offices to the Company's headquarters in Commerce, California.

         Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $0.6 million or 4.1% to $14.2 million for the year ended December 31, 1995 from $14.8 million in 1994. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 12.0% for the year ended December 31, 1995 from 12.2% in 1994. The decrease in income before interest, taxes and amortization of intangibles was primarily the result of a decrease in units on rent in California, the impact of the new California legislation and the increase in depreciation of rental merchandise.

         Net Loss. Net loss decreased $4.0 million or 30.3% to $9.2 million for the year ended December 31, 1995 from $13.2 million in 1994. Net loss as a percentage of revenue decreased to 7.8% for the year ended December 31, 1995 from 10.9% in 1994. The decrease in net loss in 1995 is primarily the result of a decrease in amortization expense of intangibles, see Note 3 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements are purchases of rental merchandise throughout the year to replace rental merchandise which has been rented to term, sold or charged-off. Total purchases of rental merchandise were $37.2 million, $43.6 million and $42.2 million during the years ended December 31, 1996 and 1995 and the unaudited pro forma period ended
December 31, 1994.

         The Company's other capital requirements consist of purchases of property, plant and equipment, including store improvements and office equipment. Total combined capital expenditures for these items for the years ended December 31, 1996 and 1995 totaled $1.0 million and $2.1 million, respectively and $.9 million for the unaudited pro forma period ended December 31, 1994.

         On June 3, 1994, the Company acquired all of the outstanding stock of RTO and WBC for a purchase price of approximately $60,000,000 in cash, in a transaction accounted for as a purchase. The Company funded the acquisition of RTO and WBC from the proceeds of the offering of Units on June 3, 1994, consisting of $60,000,000 principal amount of Notes (the "Notes") and Warrants to purchase 60,000 shares of common stock of the Company, at an exercise price of $.01 per share. The Offering was made in reliance upon exemptions from the registration requirements of the Securities Act and applicable state securities laws. In addition, the Company received an equity contribution of $20,000,000 from selling its common stock to Central Rents Holding, Inc., the Company's parent company. Additional Warrants to purchase 6,000 shares of common stock of the Company, at an exercise price of $.01 per share, were issued to Jefferies & Company, Inc., the Initial Purchaser of the Notes. Of the total proceeds, $57,389,000 was allocated to the Notes and $2,200,000 was allocated to the issuance of the Warrants.

         On September 28, 1994, the Company's Registration Statement under the Securities Act relating to the issuance by the Company of $60,000,000 principal amount of New Notes (the "New Notes") in exchange for the outstanding Notes was declared effective by the Securities and Exchange Commission (the "Exchange Offer"). Upon its effectiveness, the Company commenced an Exchange Offer, pursuant to which all of the outstanding Notes were tendered and exchanged on or prior to October 28, 1994. The terms of the New Notes and the Notes are identical in all material respects, except for certain transfer restrictions and registration rights relating to the Notes.

         The New Notes bear interest at the rate of 12 7/8% per annum payable semi-annually on December 15 and June 15, commencing December 15, 1994. The New Notes are not redeemable prior to June 15, 1999. However, prior to June 15, 1997, the Company may, at its option, redeem with the net proceeds received by the Company from an initial public offering of common stock of the Company or a parent company of the Company up to one-third of the initial aggregate principal amount of the New Notes, provided that at least two-thirds of the initial aggregate principal amount of the New Notes remains outstanding immediately after the occurrence of such redemption, at the redemption price plus accrued and unpaid interest to the date of redemption. On or after June 15, 1999, the New Notes will be redeemable at the option of the Company, in whole or in part, at various defined redemption prices plus accrued and unpaid interest to the date of redemption.

         On May 11, 1995, the Company entered into a three year $25,000,000 revolving line of credit with Wells Fargo Bank (the "Line of Credit"). In November 1996, the Company and Wells Fargo Bank amended the Line of Credit to reduce the available borrowings under the Line of Credit to $12,500,000. The Line of Credit is subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings. The Line of Credit is collateralized by substantially all of the rental merchandise of the Company and bears interest at prime plus 1%. The Line of Credit includes various financial and other covenants which, among other things, provides that borrowings by the Company may not exceed 50% of the aggregate book value of the Company's rental merchandise. As of December 31, 1996, there were no borrowings under the Line of Credit.

         On July 14, 1995, an outside institutional investor purchased 17,045 shares of common stock of the Company at a price of $44.00 per share for an aggregate purchase price of $750,000. The shares were issued pursuant to the terms of a letter agreement which places certain restrictions on the purchaser's ability to transfer the issued shares of stock.

         On January 7, 1997 the Company declared a cash dividend in the amount of $2,000,000 on its common stock to be paid to the holders of record of the Company's common stock as of February 28, 1997 payable on March 5, 1997. Subsequently, all Warrant holders exercised their option to convert the Warrants into the Company's common stock in order to receive the cash dividend. On March 5, 1997 the dividend in the amount of $3.24 per share was paid.

         The Company's primary sources of liquidity are expected to be its cash flow from operations and the excess cash and short-term investments currently available. Management intends to use the Company's excess cash balances and Line of Credit to expand its operations through acquisitions and new store openings. Since the Acquisition, the Company has consolidated stores that operated in overlapping geographic markets and sold certain other stores that were not located within the Company's targeted geographic markets. The Company is evaluating several strategic geographic regions in which it could strengthen its market position for further expansion during 1997 and in subsequent years through new store openings and acquisitions. The Company expects to open new stores in 1997 and remodel a substantial number of existing stores. The Company does not have any mandatory debt amortization requirements until the year 2003.

INFLATION

         During the past two years, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurately higher rentals for its merchandise.

SEASONALITY

         The Company's business is slightly seasonal, with an increase in rentals during the Christmas season.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                                     PAGE
                                                                                     ----
Central Rents, Inc.
  Report of Independent Public Accountants                                             17
  Balance Sheets as of December 31, 1996 and 1995                                      18
  Statements of Operations For The Years Ended December 31, 1996 and 1995
    and period June 4, 1994 through December 31, 1994                                  19
  Statements of Stockholders' Equity For The Years Ended December 31,
    1996 and 1995 and period June 4, 1994 through December 31, 1994                    20
  Statements of Cash Flows For The Years Ended December 31, 1996 and 1995
    and period June 4, 1994 through December 31, 1994                                  21
  Notes to Financial Statements                                                        22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
  Central Rents, Inc.:

         We have audited the accompanying balance sheets of Central Rents, Inc. (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the period June 4, 1994 through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Rents, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the period June 4, 1994 through December 31, 1994 in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP


Los Angeles, California
March 11, 1997

                              CENTRAL RENTS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                                                                                      1996            1995
                                                                                     -----            -----
                                         A S S E T S
CASH AND CASH EQUIVALENTS                                                           $    883        $  1,560
SHORT-TERM INVESTMENTS                                                                11,925          12,992
RECEIVABLES AND PREPAID EXPENSES                                                       2,348           2,062
INCOME TAX RECEIVABLE - RELATED PARTY                                                  1,871           1,050
RENTAL MERCHANDISE, at cost                                                           66,289          66,443
  Less - Accumulated depreciation                                                    (31,908)        (31,860)
                                                                                    --------        --------
                                                                                      34,381          34,583
PROPERTY AND EQUIPMENT, at cost
  Leasehold improvements                                                               3,190           2,834
  Furniture and equipment                                                              2,037           2,381
  Vehicles                                                                               134             128
                                                                                     -------          ------
                                                                                       5,361           5,343
  Less - Accumulated depreciation                                                     (2,834)         (1,971)
                                                                                     -------         -------
                                                                                       2,527           3,372

DEFERRED FINANCING COSTS, net                                                          1,957           2,287
NONCOMPETE AGREEMENT, net                                                              1,275           5,975
CUSTOMER RENTAL AGREEMENTS, net                                                            -             246
EXCESS OF COST OVER NET ASSETS ACQUIRED, net                                           6,861           6,931
DEFERRED INCOME TAXES, net                                                             8,156           8,549
OTHER ASSETS                                                                             279             330
                                                                                     -------         -------
             Total assets                                                            $72,463         $79,937
                                                                                     =======         =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                                                      $5,332         $10,223
ACCRUED EXPENSES                                                                       5,682           6,176
DUE TO RELATED PARTIES                                                                   237             760
ACCRUED INTEREST                                                                         322             322
LONG-TERM NOTES                                                                       58,094          57,820
                                                                                     -------         -------

             Total liabilities                                                        69,667          75,301
                                                                                     -------         -------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value,
       100 shares authorized; no shares issued                                           -               -
    Common stock, $.01 par value, 2,000,000 shares
      authorized; 551,045 shares issued
      and outstanding in 1996 and 1995                                                     6               6
    Additional paid-in capital                                                        22,944          22,944
    Retained deficit                                                                 (20,154)        (18,314)
                                                                                     -------         -------

    Total stockholders' equity                                                         2,796           4,636
                                                                                     -------         -------
             Total liabilities and stockholders' equity                              $72,463         $79,937
                                                                                     =======         =======

The accompanying notes are an integral part of these financial statements.

                              CENTRAL RENTS, INC.

                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND
                 PERIOD JUNE 4, 1994 THROUGH DECEMBER 31, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               1996            1995         1994
                                                                              --------       --------     --------
REVENUES:
  Rental revenues                                                             $103,382       $112,243      $66,485
  Sales of merchandise                                                           5,243          5,736        3,109
  Other revenue                                                                    152             65           28
                                                                              --------        -------      -------

                                                                               108,777        118,044       69,622
                                                                              --------        -------      -------

COSTS AND EXPENSES:
  Selling, general and administrative                                           61,475         61,991       37,461
  Cost of merchandise sold                                                       3,852          3,658        1,783
  Depreciation and amortization
    Rental merchandise                                                          32,045         36,694       21,443
    Property and equipment                                                       1,538          1,541          895
                                                                              --------        -------      -------

                                                                                98,910        103,884       61,582
                                                                              --------        -------      -------

INCOME BEFORE INTEREST, TAXES AND
  AMORTIZATION OF INTANGIBLES                                                    9,867         14,160        8,040

AMORTIZATION OF INTANGIBLES                                                      5,192         19,601       18,158
                                                                              --------        -------      -------

INCOME (LOSS) FROM OPERATIONS                                                    4,675         (5,441)     (10,118)
INTEREST EXPENSE, net                                                           (7,555)        (7,464)      (4,434)
                                                                              --------        -------      -------

LOSS BEFORE INCOME TAXES                                                        (2,880)       (12,905)     (14,552)
INCOME TAX BENEFIT                                                               1,040          3,750        5,393
                                                                              --------        -------      -------

NET LOSS                                                                      $ (1,840)      $ (9,155)    $ (9,159)
                                                                               =======        =======      =======



Per share data:

    Net loss per common share                                                   $(3.34)       $(16.89)     $(17.15)
                                                                               =======        =======      =======


Weighted average common shares outstanding                                     551,045        541,985      534,000
                                                                               =======        =======      =======





The accompanying notes are an integral part of these financial statements.

                              CENTRAL RENTS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND PERIOD JUNE 4, 1994 THROUGH
                     DECEMBER 31, 1994 (DOLLARS IN THOUSANDS)



                                                              COMMON STOCK
                                                      ----------------------------
                                                                                      PAID-IN     RETAINED
                                                      SHARES           PAR VALUE      CAPITAL     DEFICIT       TOTAL
                                                     --------          ---------      -------     ---------    -------

BALANCE, June 4, 1994                                 534,000             $5           $19,995       $   -     $20,000

Issuance of stock warrants                                                               2,200                   2,200

Net loss for the period June 4, 1994 through
  December 31, 1994                                                                                  (9,159)    (9,159)
                                                      -------             --           -------       ------     ------

BALANCE, December 31, 1994                            534,000              5            22,195       (9,159)    13,041

Issuance of common stock                               17,045              1               749                     750

Net loss for the year ended December 31, 1995                                                        (9,155)    (9,155)
                                                      -------             --           -------       ------     ------

BALANCE, December 31, 1995                            551,045              6            22,944      (18,314)     4,636

Net loss for the year ended December 31, 1996                                                        (1,840)    (1,840)
                                                      -------             --           -------     --------    -------
BALANCE, December 31, 1996                            551,045             $6           $22,944     $(20,154)   $ 2,796
                                                      =======             ==           =======     ==========  =======



The accompanying notes are an integral part of these financial statements.

                              CENTRAL RENTS, INC.

                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                             AND PERIOD JUNE 4, 1994
                 THROUGH DECEMBER 31, 1994 (DOLLARS IN THOUSANDS)

                                                                                       1996           1995          1994
                                                                                    ----------      -------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (1,840)      $ (9,155)     $ (9,159)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation of rental merchandise                                            32,045         36,694        21,443
         Depreciation of property and equipment                                         1,538          1,541           895
         Increase in deferred income taxes                                                (26)        (3,950)       (5,722)
         Amortization of noncompete agreement                                           4,700          8,275         5,750
         Amortization of customer rental agreements                                       246          7,987        12,281
         Amortization of excess of cost over net assets acquired                          246          3,339           127
         Amortization of debt discount                                                    274            274           157
         Amortization of deferred financing costs                                         330            316           156
         Amortization of discount earned on investments                                   -                           (212)
    Changes in operating assets and liabilities, net
      of the effect of businesses acquired:
         Decrease (increase) in receivables, prepaid expenses
           and other assets                                                              (354)           742          (666)
         Increase in income tax receivable - related party                               (821)        (1,050)           -
         Increase in rental merchandise, net                                          (31,561)       (41,095)      (25,227)
         Increase (decrease) in accounts payable                                       (4,891)         1,677         4,597
         Decrease in accrued expenses                                                    (494)          (856)         (201)
         Increase in accrued interest                                                     -              -             322
         Increase (decrease) in due to related parties                                   (523)          (136)          219
         Increase (decrease) in income taxes payable                                      419            -            (475)
                                                                                       ------        -------       -------

          Net cash provided (used) by operating activities                               (712)         4,603         4,285
                                                                                       ------        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from store sales                                                             -              515           -
    Purchase of property and equipment                                                 (1,032)        (2,114)         (938)
    Redemption (purchase) of short-term investments                                     1,067           (782)      (11,998)
    Purchase of rental agreements and stores                                              -           (1,110)          -
    Purchase of RTO and WBC, net of cash acquired                                         -           (3,669)      (64,812)
                                                                                      -------        -------       -------
          Net cash provided (used) by investing activities                                 35         (7,160)      (77,748)
                                                                                      -------        -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of warrants                                                    -              -           2,200
    Proceeds from issuance of long-term notes                                             -              -          57,389
    Proceeds from issuance of common stock                                                -              750           -
    Debt issuance costs                                                                   -             (176)       (2,583)
                                                                                       ------        -------       -------

         Net cash provided by financing activities                                        -              574        57,006
                                                                                       ------        -------       -------

Net decrease in cash and cash equivalents                                                (677)        (1,983)      (16,457)
Cash and cash equivalents, beginning of period                                          1,560          3,543        20,000
                                                                                       ------        -------       -------
Cash and cash equivalents, end of period                                               $  883        $ 1,560       $ 3,543
                                                                                       ======        =======       =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Income taxes                                                                  $1,190        $ 1,271       $   804
         Interest                                                                      $7,852        $ 7,725       $ 4,120

The accompanying notes are an integral part of these financial statements.

                              CENTRAL RENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  HISTORY AND BUSINESS ACTIVITY:

    Central Rents, Inc.(the "Company") was incorporated in the State of Delaware on March 17, 1994 to acquire RTO Enterprises, Inc. ("RTO") and WBC Holdings, Inc. ("WBC"). The Company is a wholly-owned subsidiary of Central Rents Holding, Inc. which is a wholly-owned subsidiary of Banner Holdings, Inc. ("Banner"), its ultimate parent company. All activity of the Company prior to the acquisition of RTO and WBC related to its formation, including an infusion of $20,000,000 of cash equity in exchange for the issuance of 534,000 shares of common stock. The results of operations of RTO and WBC are included in the accompanying statement of operations since the date of acquisition (see Note
2).

    The Company's predecessors have been engaged in the rental-purchase industry since 1968. As of December 31, 1996, the Company operated 165 rental-purchase stores in 20 states throughout the United States. The stores rent a broad range of consumer products, including electronics, major appliances, jewelry and furniture.

2.  ACQUISITION OF RTO AND WBC:

    On June 3, 1994, the Company acquired all of the outstanding stock and notes of RTO and WBC for a purchase price of approximately $60,000,000 in cash (the "Acquisition"), in a transaction accounted for as a purchase. The Company funded the purchase price for the stock of RTO and WBC from the proceeds of an offering of Units (the "Offering"), consisting of $60,000,000 principal amount of 12 7/8% Senior Notes due 2003 (the "Notes") and Warrants to purchase 60,000 shares of common stock of the Company, at an exercise price of $.01 per share. The Offering was made in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and applicable state securities laws. Additional Warrants to purchase 6,000 shares of common stock of the Company, at an exercise price of $.01 per share, were issued to Jefferies & Company, Inc., the initial purchaser of the Notes. Of the total proceeds, $57,389,000 was allocated to the Notes and $2,200,000 was allocated to the issuance of warrants based upon estimates from an independent investment banker.

    The following summary, prepared on an unaudited pro forma basis, presents the revenues, net loss and per share amounts as if the acquisition of RTO and WBC had taken place at the beginning of 1994, after including adjustments for changes in interest expense attributable to the issuance of long-term notes to finance the acquisition, the estimated increase in depreciation and amortization of the revalued assets and intangibles and other pro forma adjustments.

                                             1994
                                        ---------------
Revenues                                 $121,272,000
Net Loss                                 $(13,158,000)
Net loss per common share                    $ (24.64)

    The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the beginning of 1994, nor are they necessarily indicative of future operating results.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Rental Merchandise, Depreciation and Revenue Recognition

    Rental merchandise is rented by customers through rental-purchase agreements providing for weekly or monthly payments. The agreements automatically renew with each payment. Rent is collected in advance, is nonrefundable and is recognized as revenue when collected. Ownership of the rental items passes to the customer when the customer makes the requisite number of rental payments stipulated by the agreement, generally 78 weekly or 18 monthly payments. In the accompanying statements of operations, sales of merchandise primarily includes cash received for outright sales of previously rented merchandise and final rental payments immediately preceding the passage of title to the respective customers. Cost of merchandise sold represents the undepreciated cost of merchandise on the date of sale.

    Rental merchandise is recorded at cost. Prior to the Acquisition, RTO and WBC had two different depreciation policies for rental merchandise with lives ranging from 12 to 27 months. After the acquisition, the Company commenced an analysis to determine the fair value of rental merchandise acquired. The Company's analysis of the fair value of rental merchandise resulted in a net decrease in rental merchandise and a corresponding increase in goodwill as of the date of the Acquisition of approximately $3,100,000. The Company also conducted an analysis after the acquisition to conform its depreciation method to one uniform method. This analysis was completed whereby, effective January 1, 1995, the Company determined that the estimated useful lives of its rental merchandise averaged approximately 22 months. The net impact of this change on the results of operations was to decrease net loss before tax by approximately $1,100,000 for the year ended December 31, 1995.

Property and Equipment

    Property and equipment, including leasehold improvements, are recorded at cost. Additions, improvements and renewals which significantly add to the asset value or extend the life of the asset are capitalized. Expenditures for maintenance and repairs are expensed as such costs are incurred.

    The Company uses the straight-line method for recording depreciation. The estimated useful lives used in computing depreciation for financial reporting purposes are as follows:

         Leasehold improvements                            Life of lease
         Furniture and equipment                           5-7 years
         Vehicles                                          3 years

Deferred Financing Costs

   Deferred financing costs represent debt issuance costs and are amortized using the interest method over the term of the long-term notes. As of December 31, 1996 and 1995, accumulated amortization amounted to $802,000 and $472,000 respectively.

Advertising

         The Company generally expenses production cost of print and television advertisements as of the first date the advertisements take place unless they are expected to benefit future periods. Advertising expenses included in selling, administrative and general expenses were $5,822,000 in 1996, $5,394,000 in 1995 and $2,009,000 in 1994.

Noncompete Agreement

   In connection with the Acquisition, one of the sellers entered into a noncompete agreement with the Company. The noncompete agreement is being amortized over its contractual life of 3 years. Amortization of the noncompete agreement is 50% in year one, 35% in year two and 15% in year three. As of December 31, 1996 and 1995, accumulated amortization amounted to $18,725,000 and $14,025,000, respectively.

Customer Rental Agreement

   Customer rental agreements represent the projected value of open customer rental-purchase agreements of the acquired stores at the acquisition date and are being amortized over the average stated term of the agreements, approximately 18 months. In 1995, the Company purchased approximately $514,000 of customer rental agreements from two competitors and transferred the agreements to existing stores. Amortization expense is calculated on an accelerated basis using the sum of the month digits over 18 months. As of December 31, 1996 and 1995, accumulated amortization amounted to $20,514,000 and $20,268,000, respectively. The customer rental agreements have been fully amortized as of December 31, 1996.

Excess of Cost Over Net Assets Acquired

   The excess of cost over net assets acquired, which relates to the acquisition of RTO and WBC and other stores in 1995, is being amortized on a straight-line basis over a period of 30 years. The purchase allocation is subject to change upon the resolution of certain issues with the seller. The Company periodically reviews the excess of cost over net assets acquired to assess recoverability. At year end, 1995, the Company specifically reviewed the excess of cost over net assets acquired related to its California operations. The Company undertook such a review in light of much lower operating results experienced by these operations, due in a large part to the new California legislation regulating rental-purchase transactions which became effective on January 1, 1995 (the "California Legislation"). The California Legislation limited the Company's ability to collect certain types of fees. Based upon the then current economic environment and future outlook, the Company determined that approximately $3.0 million of excess of cost over net assets acquired related to its California operations had been impaired and therefore such amount was charged-off as of December 31, 1995. As of December 31, 1996 and 1995, accumulated amortization amounted to $3,712,000 and $3,466,000, respectively. The Company periodically reviews the excess of cost over net assets acquired to assess recoverability pursuant to the terms of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Impairment would be recognized in operating results if a permanent diminution in value were to occur.

Cash and Cash Equivalents

   The Company invests excess cash from operations in short-term investment grade commercial paper. The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Short-term Investments

   Short-term investments are recorded at cost which approximates fair value and consists of commercial paper and repurchase agreements.

Concentration of Credit Risk

   The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. At times, such investments may be in excess of insured limits.

Long-term Notes

   The fair value of the Company's long-term notes is estimated as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The fair value is based on the quoted market prices for the same or similar issues. Management believes that the fair value of its long-term notes approximates the carrying value as of December 31, 1996.

Income Taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the liability method of accounting for income taxes. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   The Company and Banner have entered into a tax sharing agreement which provides, among other things, for the sharing of federal consolidated and state combined income tax liabilities among Banner and its subsidiaries based on their allocable share of such tax liabilities. Under the tax sharing agreement, payments by subsidiaries of Banner will not exceed the amounts they would be required to pay if their tax liabilities were calculated on a separate company basis. In connection with this agreement, the Company recorded an income tax benefit in 1996, 1995 and 1994 of $1,040,000, $3,750,000 and $5,393,000 and income taxes receivable from Banner of $1,871,000, $1,050,000 and $202,000 at December 31, 1996, 1995 and 1994, respectively.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Earnings Per Share

   Earnings per common share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents (options and warrants). No common share equivalents were used in the computation as the impact would be anti-dilutive.

Balance Sheet Presentation

   The Company's balance sheet is presented on a non-classified basis consistent with industry practice.

Use of Estimates

         The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenue and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts, generally not by material amounts. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the Company's financial position and results of operations.

         Included in the accompanying balance sheet is a deferred tax asset of $8.2 million as of December 31, 1996. Realization of that asset is dependent upon the Company generating sufficient future taxable income. The Company expects to realize the recorded deferred tax asset through future operating income. See Note 6 relating to income taxes.

Reclassifications

         Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.



4.  LONG-TERM NOTES:

   The Company funded the purchase price for the stock and notes of RTO and WBC from the proceeds of the Offering (see Note 2). The long-term notes were issued at a price equal to 96.3% of the aggregate principal amount. Of the total proceeds, $57,389,000 was allocated to Notes and $2,200,000 was allocated to the issuance of warrants.

    On September 28, 1994, the Company's Registration Statement under the Securities Act relating to the issuance by the Company of $60,000,000 principal amount of 12 7/8% Series B Senior Notes due 2003 (the "New Notes") in exchange for the outstanding Notes (the "Exchange Offer") was declared effective by the Securities and Exchange Commission. Upon its effectiveness, the Company commenced the Exchange

Offer, pursuant to which all of the outstanding Notes were tendered and exchanged on or prior to October 28, 1994. The terms of the New Notes and the Notes are identical in all material respects, except for certain transfer restrictions and registration rights relating to the Notes.

   The New Notes bear interest at the rate of 12 7/8% per annum payable semi-annually on December 15 and June 15, commencing December 15, 1994. The New Notes are not redeemable prior to June 15, 1999, except that prior to June 15, 1997, the Company, at its option, may redeem with any new proceeds received by the Company from an initial public offering of common stock of the Company or a parent company of the Company up to one-third of the initial aggregate principal amount of the New Notes, provided that at least two-thirds of the initial aggregate principal amount of the New Notes remains outstanding immediately after the occurrence of such redemption. On or after June 15, 1999, the New Notes will be redeemable at the option of the Company, in whole or in part, at the redemption prices as defined plus accrued and unpaid interest to the date of redemption.

   The payment of principal and interest on the New Notes are unconditionally guaranteed by RTO and WBC, (collectively, the "Subsidiary Guarantors").

   In connection with the issuance of the Notes, the Company executed an indenture dated June 3, 1994 (the "Indenture"). Pursuant to the Indenture, the Subsidiary Guarantors unconditionally guaranteed, jointly and severally, the full and prompt performance of the Company's obligations under the Indenture, including the payment of principal and interest on the Old Notes. The Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional Indebtedness (as defined), pay dividends in excess of $2.0 million or make certain other Restricted Payments (as defined), enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations. In addition, under certain circumstances, the Company is required to offer to purchase the long-term notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with proceeds from certain asset sales (as defined). Interest expense on the New Notes amounted to $7,725,000 in 1996 and 1995 and $4,442,000 in 1994.

   On May 11, 1995, the Company entered into a three year $25,000,000 revolving line of credit agreement with Wells Fargo Bank (the "Line of Credit"). In November 1996, the Line of Credit was amended to reduce the available borrowings to $12,500,000. The Line of Credit is subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings. The Line of Credit is collateralized by substantially all of the rental merchandise of the Company and bears interest at prime plus 1%. The Line of Credit includes various financial and other covenants which, among other things, provides that borrowings cannot exceed 50% of the aggregate book value of the Company's rental merchandise. As of December 31, 1996, there were no borrowings under the Line of Credit.

5.  COMMITMENTS AND CONTINGENCIES:

Leases

   The Company has various operating leases, which generally have an initial lease term of 18 to 60 months. The operating leases are for office facilities, store locations, rental of vehicles, office equipment and various other assets. Generally leases for store locations contain renewal options for periods up to six years. Rental expenses related to these leases during 1996, 1995 and 1994 amounted to

$5,541,000, $5,532,000 and $3,289,000, respectively. The future minimum annual rental commitments under operating leases which have initial noncancelable lease terms in excess of one year are as follows:

                                                                                     Year Ending
                                                                                     December 31,
                                                                                     ------------

         1997                                                                       $ 4,213,000
         1998                                                                         2,795,000
         1999                                                                         1,865,000
         2000                                                                         1,166,000
         2001                                                                           408,000
         Thereafter                                                                        -
                                                                                    -----------
                                                                                    $10,447,000
                                                                                    ===========


Litigation

   The Company is a party to legal proceedings arising in the normal course of business. Based on consultation with legal counsel and on the facts currently available, it is management's opinion that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

6.  INCOME TAXES:

   The provision (benefit) for income taxes is comprised of the following:

                                                       1996                    1995                 1994
                                                     --------               ----------           ----------
Current:
  Federal                                           $(1,061,000)             $    36,000         $   103,000
  State and local                                        47,000                  164,000             226,000
                                                    -----------              -----------         -----------
                                                     (1,014,000)                 200,000             329,000
                                                    -----------              -----------         -----------
Deferred:
  Federal                                               (20,000)              (3,150,000)         (4,549,000)
  State and local                                        (6,000)                (800,000)         (1,173,000)
                                                    -----------              -----------         -----------
                                                        (26,000)              (3,950,000)         (5,722,000)
                                                    -----------              -----------         -----------
         Total tax (benefit)                        $(1,040,000)             $(3,750,000)        $(5,393,000)
                                                    ===========              ===========         ===========

   The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to the loss before income taxes as follows:

                                                                                  1996       1995        1994
                                                                                  ----      ------      ------

Expected provision (benefit) for federal income taxes                            (35.0)%    (35.0)%     (35.0)%
State taxes - net of federal benefit                                              (5.2)       (.1)       (2.2)
Nondeductible and other items                                                      4.1        6.0         0.1
                                                                                 -----      -----       -----
                                                                                 (36.1)%    (29.1)%     (37.1)%
                                                                                 =====      =====       =====


         The primary components of temporary differences which give rise to deferred taxes at December 31, 1996 and 1995 are:

                                                            1996            1995
                                                           ------           ----
Deferred Tax Assets:
  Depreciation of Fixed Assets                          $ 1,331,000      $2,060,000
  Reserves and other accrued expenses                     1,585,000       1,556,000
  Noncompete agreement amortization                       6,200,000       4,658,000
  Other                                                     304,000         275,000
                                                        -----------      ----------
         Total deferred tax assets                        9,420,000       8,549,000
Deferred Tax Liabilities:
  Depreciation of Rental Merchandise                       (601,000)            -
  Other                                                    (663,000)            -
                                                        -----------      ----------
         Net deferred tax asset                         $ 8,156,000      $8,549,000
                                                        ===========      ==========


   The deferred tax expense (benefit) during 1996, 1995 and 1994 is comprised of the following:

                                                     1996                   1995              1994
                                                     ----                  -------           ------
Depreciation and amortization                    $ 1,330,000            $  217,000        $   (18,000)
Reserves and other accrued expenses                  (29,000)            1,975,000            (69,000)
Customer rental agreements                               -              (3,011,000)        (4,789,000)
Noncompete agreement                              (1,542,000)           (2,706,000)        (1,939,000)
Other                                                215,000              (425,000)         1,093,000
                                                 -----------           -----------        -----------
         Total deferred (benefit)                $   (26,000)          $(3,950,000)       $(5,722,000)
                                                 ===========           ===========        ===========

         The Internal Revenue Service ("IRS") has examined certain of the Company's former subsidiaries. The examination resulted in a deficiency notice for one of the former subsidiaries and an examination report for the other former subsidiary. The seller has filed a petition with the U.S. Tax Court contesting the deficiency notice. In connection with the Acquisition, the sellers entered into an agreement to indemnify the Company for income tax liabilities of RTO and WBC attributable to pre-acquisition tax periods. Management believes the adjustments as a result of these proceedings will not have a material effect on the financial position of the Company and the sellers indemnification will be sufficient to cover the tax liabilities, if any, as a result of the audits.

         The IRS published a revenue ruling in July 1995 providing that the Modified Accelerated Cost Recovery System ("MACRS") is the appropriate depreciation method for rental-purchase merchandise. The Company had been using the income forecast method of depreciation for tax accounting, and management believes that this method has been widely used throughout the rental-purchase industry prior to the publication of this revenue ruling. The Company received permission from the IRS and converted to the MACRS method of depreciation for tax accounting purposes only, effective January 1, 1996. This change in tax accounting method will require the Company to increase taxable income in future years in order to recapture depreciation deductions previously claimed on the Company's tax returns taken under the income forecast method of depreciation in advance of the time at which such deductions would have been allowable under the MACRS depreciation method. Management believes that the adoption of MACRS will not significantly impact the Company's financial position and results of operations.

         As a result of a reorganization transaction during 1996, certain members deconsolidated from the federal income tax return in which the Company is a member. Due to this change, the realization of the net deferred tax asset is dependent upon future earnings of the remaining members of the consolidated group. Management believes it is more likely than not that the net deferred tax asset will be realized and accordingly no valuation allowance has been provided.


7.       RELATED PARTY TRANSACTIONS:

         The Company has entered into an Administrative Services Agreement (the "Administrative Services Agreement")with Banner pursuant to which Banner or one of the other Banner subsidiaries, other than the Company, provides purchasing, advertising, accounting, insurance, health and other benefits, real estate, management information systems, and other services to the Company. The Company is required to reimburse Banner for its allocable share of direct and overhead costs determined on the basis of the Company's percentage utilization of the applicable services contemplated by the Administrative Services Agreement. The Administrative Services Agreement has an initial term of two years beginning June 3, 1994 and will be automatically extended for up to eight successive one-year terms after the end of the initial term unless the Company gives at least 30 days prior notice at the end of the then current term that the Administrative Services Agreement will terminate. As long as Banner or any other Banner subsidiary beneficially owns more than 50% of the voting stock of the Company, the Administrative Services Agreement shall not be terminable by Banner or any other Banner subsidiary as a result of any breach of the Administrative Services Agreement by the Company. During 1996, 1995, and 1994 the Company purchased $640,000, $1,927,000 and $547,000, respectively, of merchandise from Banner in connection with the Administrative Services Agreement. The Company has not incurred any material common costs or expenses to be allocated during 1996, 1995 and 1994 in connection with the Administrative Services Agreement.

         The balance receivable from (payable to) related parties as of December 31, 1996 and 1995 are as follows:

                                                   1996            1995
                                               ---------        --------
   Banner Holdings                             $ 500,000        $     -
   Banner Central Electric                      (656,000)       (403,000)
   G. M. Cypres & Co.                            (61,000)       (219,000)
   Banner Central Electric Properties            (20,000)       (138,000)
                                               ---------        --------
                                               $(237,000)      ($760,000)
                                               =========        ========

         In connection with the consummation of the Acquisition and the Offering, the Company paid G. M. Cypres & Co., a related party through common ownership of the Company, an investment banking fee of $850,000 and reimbursed its expenses in connection with the Acquisition and the Offering. In addition, the Company and G. M. Cypres & Co. entered into an agreement (the "Consulting Agreement") pursuant to which G. M. Cypres & Co. or its designee provides consulting, investment banking or similar services to the Company in consideration for the payment of certain fees and expenses, including an annual management fee (the "Management Fee"). Under the terms of the Indenture, the fees and expenses payable under the Consulting Agreement must be reasonable and customary, and the Management Fee shall not exceed $375,000 per year. Management Fees accrued under the terms of the Consulting Agreement totaled $375,000 for the years ended December 31, 1996 and 1995 and $218,750 for the period from June 4, 1994 through December 31, 1994.

         Effective January 1, 1995, the Company entered into a triple net lease agreement with BCE Properties II, Inc., a related party of the Company through common ownership, for office space at the Company's corporate headquarters.
The lease provides, among other things, for monthly rent of $10,000 through December 31, 2005. Rent expense under the terms of the lease totaled $120,000 for the years ended December 31, 1996 and 1995.

         Management believes that all related party transactions were consummated on terms comparable to terms that could have been negotiated with third parties.

8.       RETIREMENT SAVINGS PLAN:

         The Company had a 401(k) defined contribution plan covering substantially all employees of one of the Company's subsidiaries. The Company matched the first 6% of eligible compensation contributed by the participants at a rate of 25%. During 1995 and 1994, the Company contributed $49,000 and $27,000 to the plan, respectively. The plan was terminated as of December 31, 1995.


9.       STORE SALES AND CLOSING:

         During 1996, the Company opened one new store and closed three stores and transferred the agreements of the closed stores into other operating stores in the area.

         During 1995, the Company purchased rental agreements from two competitors and transferred the agreements to existing stores, purchased two stores, closed one store and sold six stores that were not located within the Company's targeted geographic markets.

         During 1994, the Company purchased rental agreements from a competitor and transferred the agreements to an existing store, closed one store and transferred all idle inventory and rental agreements to a nearby store. The Company also exchanged three of its stores for two stores of a competitor which in the opinion of management strengthens the Company's presence in existing market places.

10.      STOCK TRANSACTIONS:

 Issuance of Common Stock

         On July 14, 1995 an outside institutional investor purchased 17,045 shares of common stock of the Company at a price of $44.00 per share for an aggregate purchase price of $750,000. The shares were issued pursuant to the terms of a letter agreement which places certain restrictions on the purchaser's ability to transfer the issued shares of stock.

 Stock Options

         In 1994 the Board of Directors adopted a Stock Option Plan (the "1994 Plan"), to grant to certain key employees of the Company options to purchase shares of the common stock of the Company at fair market value. A percentage of the options vest on each year provided that the Company meets or exceeds certain financial performance standards during such year. If those standards are not attained in such year, that portion of the option that would have vested may vest in the year the Company does meet those standards. The stock options granted pursuant to the 1994 Plan cannot exceed 15% of the fully diluted shares of common stock of the Company. As of December 31, 1996 and 1995, there were 90,000 shares of common stock reserved for the 1994 Plan.

         The following table summarizes stock option activity:

                                                               Exercise
                                           Stock Options   Price Per Share
                                           -------------   ---------------
Outstanding at December 31, 1994                21,000          $37.45
Granted                                            -
Expired or cancelled                               -
Exercised                                          -
                                                ------

Outstanding at December 31, 1995                21,000           37.45
Granted                                         17,000           37.45
Expired or cancelled                           (11,000)          37.45
Exercised                                          -
                                               -------

Outstanding at December 31, 1996                27,000           37.45
                                               =======
Options exercisable at December 31, 1996             0
                                               =======


         In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). For companies electing not to change their accounting, SFAS 123 requires pro forma disclosures of earnings and earning per share as if the change in accounting provision of SFAS 123 has been adopted.

         The Company has elected to continue to utilize the accounting method prescribed by APB 25, under which no compensation cost has been recognized, and adopt the disclosure requirements of SFAS 123. As a result, SFAS 123 has no effect on the financial condition or results of operations of the Company at December 31, 1996. Had compensation cost for this plan been determined consistent with the fair value method under SFAS 123, the impact to the Company would have been immaterial.

         On January 7, 1997 the Company declared a cash dividend on its common stock to be paid to the holders of record of the Company's common stock as of February 28, 1997 payable on March 5, 1997. On or before February 28, 1997, all Warrant holders exercised their option to convert the Warrants into the Company's common stock in order to receive the cash dividend.

 Dividends

         On March 5, 1997, the Company paid a total cash dividend of $2.0 million or $3.24 per share to the holders of its common stock.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

   Summarized quarterly financial data of the Company from the date of acquisition of RTO and WBC is as follows (dollars in thousands):

                                               Total           Income/(Loss)          Net          Net Loss
                                              Revenues        from Operations        Loss          Per Share
                                              --------        ---------------       ------         ---------
March 31, 1996                                  $28,400           $ 1,002          $  (618)        $(1.12)
June 30, 1996                                    27,767             1,331             (369)          (.67)
September 30, 1996                               26,468             1,418             (320)          (.58)
December 31, 1996                                26,142               924             (533)          (.97)

March 31, 1995                                   30,183            (1,835)          (2,330)         (4.36)
June 30, 1995                                    30,514              (433)          (1,457)         (2.73)
September 30, 1995                               29,318              (110)          (1,275)         (2.32)
December 31, 1995                                28,029            (3,063)          (4,093)         (7.48)

June 30, 1994(1)                                  6,526            (1,976)          (1,622)         (3.04)
September 30, 1994                               28,352            (5,167)          (4,472)         (8.37)
December 31, 1994                                34,744            (2,975)          (3,065)         (5.74)


(1) Includes the operations of RTO and WBC for the period from June 4, 1994 (date of acquisition) through June 30, 1994.

12.  OTHER SUPPLEMENTAL DATA:

   Predecessor financial statements of RTO and WBC have been presented for the periods indicated and reflect their historical results of operations prior to the Company's acquisition of RTO and WBC on June 3,1994.



                     RTO ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

              FOR THE PERIOD JANUARY 2, 1994 THROUGH JUNE 3, 1994


                                                                                     1994
                                                                                    -------
REVENUES:
    Rental revenues                                                                 $31,761
    Sale of merchandise                                                               1,724
    Other revenue                                                                        17
                                                                                     ------
                                                                                     33,502
                                                                                     ------
COSTS AND EXPENSES:
    Selling, general and administration                                              17,518
    Cost of merchandise sold                                                            910
    Depreciation and amortization
         Rental merchandise                                                          10,408
         Property and equipment                                                         398
         Goodwill                                                                       253
                                                                                     ------
                                                                                     29,487
                                                                                     ------

INCOME FROM OPERATIONS                                                                4,015
INTEREST EXPENSE                                                                          2
                                                                                      -----
INCOME BEFORE INCOME TAXES AND CHARGES
  IN LIEU OF TAXES                                                                    4,013
INCOME TAXES AND CHARGES
  IN LIEU OF TAXES                                                                    1,855
                                                                                      -----
NET INCOME                                                                          $ 2,158
                                                                                     ======

                     RTO ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

              FOR THE PERIOD JANUARY 2, 1994 THROUGH JUNE 3, 1994


                                                                                         1994
                                                                                        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $ 2,158
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization of property and
           equipment and goodwill                                                         1,151
         Depreciation of rental merchandise                                              11,318
         Changes in operating assets and liabilities,
           net of the effect of businesses acquired:
         Increase in prepaid expenses                                                      (137)
         Increase in rental merchandise                                                 (11,009)
         Decrease in accounts payable                                                      (834)
         Increase in accrued expenses                                                     2,581
                                                                                        -------
           Net cash provided by operating activities                                      5,228
                                                                                        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                     (155)
                                                                                        -------
         Net cash used in investing activities                                             (155)
                                                                                        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable to former shareholders                                       (59)
    Repayment of revolving loans                                                         (5,967)
                                                                                        -------
         Net cash used in financing activities                                           (6,026)
                                                                                        -------

Net decrease in cash                                                                       (953)
Cash, beginning of period                                                                   967
                                                                                           ----
Cash, end of period                                                                        $ 14
                                                                                           ====

                               WBC HOLDINGS, INC.

                            STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

             FOR THE PERIOD DECEMBER 26, 1993 THROUGH JUNE 3, 1994


                                                                                         1994
                                                                                        -------
REVENUES:
    Rental revenues                                                                      $17,231
    Sale of merchandise                                                                      898
    Other revenue                                                                             19
                                                                                         -------
                                                                                          18,148
                                                                                         -------
COSTS AND EXPENSES:
    Selling, general and administrative                                                   10,183
    Cost of merchandise sold                                                                 414
    Depreciation and amortization
         Rental merchandise                                                                4,767
         Property and equipment                                                              284
                                                                                         -------
                                                                                          15,648
                                                                                         -------
INCOME FROM OPERATIONS                                                                     2,500
INTEREST EXPENSE                                                                              88
                                                                                          ------
INCOME BEFORE INCOME TAXES                                                                 2,412
INCOME TAXES                                                                                 941
                                                                                          ------
NET INCOME                                                                                 1,471
DIVIDENDS ON REDEEMABLE PREFERRED STOCK                                                       32
                                                                                          ------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                               $1,439
                                                                                          ======

                               WBC HOLDINGS, INC.

                            STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

             FOR THE PERIOD DECEMBER 26, 1993 THROUGH JUNE 3, 1994

                                                                                         1994
                                                                                        ------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $ 1,471
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation of rental merchandise                                              4,517
          Depreciation and amortization of property
           and equipment                                                                    284
          Gain on sale of property and equipment                                            (12)
          Loss on write-off of rental merchandise                                           467
          Deferred income taxes                                                             975
          Changes in operating assets and liabilities,
            net of the effect of businesses acquired:
             Decrease in receivables and
               prepaid expenses                                                             325
             Increase in rental merchandise                                              (3,804)
             Increase in other assets                                                       (73)
             Decrease in accounts payable                                                (1,510)
             Decrease in other accrued expenses                                            (720)
             Decrease in accrued interest and
               deferred credit                                                             (793)
                                                                                        -------
          Net cash provided by operating activities                                       1,127
                                                                                        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                      (97)
    Proceeds from sale of property and equipment                                             14
                                                                                        -------
          Net cash used in investing activities                                             (83)
                                                                                        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of revolving line
      of credit and term note                                                              (195)
    Redemption of preferred stock                                                        (1,025)
    Payments of dividends                                                                  (182)
                                                                                        -------
          Net cash used in financing activities                                          (1,402)
                                                                                        -------

Net decrease in cash and cash equivalents                                                  (358)
Cash and cash equivalents, beginning of period                                              651
                                                                                        -------
Cash and cash equivalents, end of period                                                $   293
                                                                                        =======

                                                                          37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The following list sets forth information concerning directors and executive officers of the Company.


NAME                                       AGE              POSITION
----                                       ---              --------
Gary M. Cypres                              53              Chairman of the Board and Chief
                                                            Executive Officer

Derek S. Stamper                            41              President

Brian Cohen                                 37              Senior Vice President, General
                                                            Counsel, Corporate Secretary and
                                                            Director

Armida Espinoza                             48              Vice President, Human Resources

A. Keith Wall                               44              Vice President, Chief Financial
                                                            Officer

         Set forth below is additional information regarding the Company's directors and officers.

         GARY M. CYPRES is Chairman of the Board of Directors and Chief Executive Officer of Central Rents, Inc. Mr. Cypres also served as President of Central Rents, Inc. from June 3, 1994 until January 4, 1995. Mr. Cypres has had an extensive business career including, as Chief Financial Officer of the Signal Companies and as Senior Vice President of Finance at Wheelabrator-Frye Inc. At the Signal Companies, he played a key role in the sale of Golden West Broadcasting and Mack Trucks and the restructuring of Ampex Corporation and UPO Inc. Mr. Cypres also was instrumental in The Signal Companies' $5.0 billion merger with the Allied Corporation. Mr. Cypres joined Wheelabrator in 1973, after working for Arthur Andersen & Co. for six years, and remained there until 1983 when Wheelabrator was acquired by The Signal Companies in a $1 billion transaction. Thereafter, Mr. Cypres formed his own investment banking firm, G.
M. Cypres & Co., which has advised such companies as the Henley Group, Pullman Company, the Fisher Scientific Group and Wheelabrator Technologies regarding their financial planning and merger and acquisitions activities, and the management groups of Henley Manufacturing and the Pullman Company when they were taken private. Mr. Cypres is a retired member of the Board of Trustees and a former faculty member of The Amos Tuck School of Business at Dartmouth College.

         DEREK S. STAMPER became President of Central Rents, Inc. on February 16, 1996. Mr. Stamper was previously Senior Vice President of Operations of the Company. Mr. Stamper joined the Company on October 30, 1995. Prior to joining the Company, Mr. Stamper was Vice President of Operations of Remco America, Inc. where he was responsible for operating 119 corporate-owned store locations. Mr. Stamper joined Remco America, Inc. in 1982 and held progressively more responsible operational management positions.

         BRIAN S. COHEN is Senior Vice President, General Counsel, Corporate Secretary and a Director of Central Rents, Inc. Mr. Cohen holds the same position at Banner Holdings, Inc. and each of its direct and indirect subsidiaries, including Central Rents Holding, Inc. Mr. Cohen joined the Banner group of companies at the end of September 1994. Prior to joining the Company, Mr. Cohen was a corporate and securities lawyer with Strook & Strook & Lavan, resident in its Los Angeles office. Mr. Cohen obtained his law degree from the University of Southern California Law Center and obtained his B.S. degree in Business Administration from the University of California, Berkeley. Mr. Cohen left the Company on February 7, 1997.

         ARMIDA ESPNOZA became Vice President, Human Resources on February 1, 1996. Ms. Espinoza was previously Corporate Director of Human Resources. Ms. Espinoza joined the Company on February 20, 1995. Prior to joining the Company, Ms. Espinoza was Vice President of Human Resources for Checks In The Mail, Inc. She has also held operational and senior executive positions with Rohr Industries, Westinghouse Electric, Inc. and May Department Stores. Ms. Espinoza passed away on December 22, 1996.

         A. KEITH WALL is the Vice President, Chief Financial Officer of Central Rents, Inc. He joined the Company on June 17, 1996. Previously Mr. Wall was employed as Vice President, Controller of Thorn Americas, Inc. the operator of Rent-A-Center. Prior to that he was Vice President, Chief Financial Officer of Remco America, Inc. a subsidiary of Thorn Americas, Inc. Before joining Remco Mr. Wall held a variety of senior level management positions in several different food service companies including Western Sizzlin, Inc. and Taco Bell Corp.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the two other most highly compensated executive officers for services in all capacities to the Company for the fiscal year ended 1996 (the "Named Officers"):

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                                           -------------

                                                                             SECURITIES
                                        ANNUAL COMPENSATION                  UNDERLYING            ALL OTHER
      NAME(1)                     YEAR     SALARY($)      BONUS($)(2)      OPTIONS(#)(4)        COMPENSATION(5)
      -------                     ----     ---------      -----------      -------------        ---------------
Gary M. Cypres(3)                 1996           N/A          N/A                N/A                  -
                                  1995           N/A          N/A                N/A                  -
                                  1994           N/A          N/A                N/A                  -

Derek Stamper                     1996      $140,000          N/A             11,000            $58,015
                                  1995        22,504          N/A                N/A

Brian S. Cohen                    1996      $150,000          N/A                N/A                  -
                                  1995       150,000          N/A                N/A                  -
                                  1994        19,886          N/A              4,000                  -

(1)      Principal position see Item 10 of this Form 10-K.

(2) Bonuses are based on Company performance. Mr. Stamper has been granted a $50,000 advance against future bonuses as part of his relocation package.

(3) Gary M. Cypres became Chairman and President of the Company on June 3, 1994. Mr. Cypres relinquished his title as President on January 4, 1995. Mr. Cypres did not receive any compensation from the Company for the services he rendered as the Company's Chairman of the Board and President. The Company and G. M. Cypres & Co. have entered into a Consulting Agreement, pursuant to which a Management Fee is paid to G.
         M. Cypres & Co. The fees and expenses payable under the Management Fee cannot exceed $375,000 in any fiscal year. During 1996, 1995 and 1994, Management Fees charged by G. M. Cypres & Co. were $375,000, $375,000 and $218,750, respectively.

(4) Such options were granted to certain key employees on December 1, 1994 under the Company's 1994 Stock Option Plan. See "Stock Options".

(5) The Named Officers received compensation in the form of personal benefits including automobile allowances or Company cars, moving expenses and premiums for disability insurance. None other than those identified received more than $50,000 or 10% of their annual compensation.


STOCK OPTIONS

         The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the sole shareholder of the Company on December 1, 1994 and is intended to advance the interests of the Company by encouraging stock ownership on the part of key employees. The 1994 Plan provides for the issuance of both "incentive" and "non-qualified" stock options to full-time salaried officers and employees. All options are granted at an exercise price of not less than 100% of the fair market value of the stock on the date of grant. Each option expires not later than ten (10) years from the date the option was granted. Options are exercisable in installments as provided in individual stock option agreements; provided, however, that if an optionee fails to exercise his or her rights under the options within the year such rights arise, the optionee may accumulate them and exercise the same at any time thereafter during the term of the option. The stock options granted pursuant to the 1994 Plan cannot exceed 15% of the fully diluted shares of Common Stock of the Company. The individual stock option agreements provide that annual vesting is linked to the cash flow and other financial criteria of the Company. The individual stock option agreements also contain a provision permitting the Company to redeem the optionee's stock options if the stock option agreements or the exercise of options pursuant to the stock option agreements would impair the Company's ability to file tax returns as part of a consolidated tax group. As of December 31, 1996 the Company had options outstanding to purchase a total of 27,000 shares of its Common Stock under the 1994 Plan.


         The following table furnishes certain information regarding stock options granted in 1996 to the executive officers named in the Summary Compensation Table:

                                                                INDIVIDUAL GRANTS
                                                                -----------------

                                                   PERCENT
                             NUMBER OF            OF TOTAL
                             SECURITIES            OPTIONS                                            GRANT
                             UNDERLYING          GRANTED TO          EXERCISE                         DATE
                              OPTIONS            EMPLOYEES            PRICE         EXPIRATION       PRESENT
       NAME                GRANTED(#)(1)           IN 1996         ($/SHARE)(2)         DATE         VALUE(3)
       ----                -------------         ----------        ------------     ----------       --------

Derek S. Stamper               11,000              64.7%              $37.45         3-25-06            -
Keith Wall                      6,000              35.3%              $37.45         6-16-06            -

(1) Such options were granted under the Company's 1994 Stock Option Plan. Such options vest as a percentage over five years subject to the satisfaction of certain financial standards based on the financial performance of the Company during the applicable year. Such options are subject to early termination under certain circumstances relating to termination of employment.

(2) The exercise price per share was predetermined in accordance with the terms of the offering at $37.45 per share which management believes approximates the fair market value of the price per share of common stock.

(3) The Company has not performed this calculation because there is no public market for the Company's common stock.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hereby incorporates by reference pursuant to Rule 12(b)-23 of the Securities Exchange Act of 1934 the Registration Statement filed on July 11, 1994 on Form S-1 to register 12 7/8% Senior Notes due 2003 "Certain Relationships and Related Transactions" p. 50- 52 of the prospectus contained therein.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K


(a)      Financial Statements and Financial Statement Schedules:

         (1)     Financial Statements:                                                    PAGES
                                                                                          -----

                Central Rents, Inc.

                  Report of Independent Public Accountants                                  17

                  Balance Sheets as of December 31, 1996 and 1995                           18

                  Statements of Operations For The Years Ended                              19
                       December 31, 1996 and 1995 and period June 4, 1994
                       through December 31, 1994

                  Statements of Stockholders' Equity For The Years Ended                    20
                       December 31, 1996 and 1995 and period June 4, 1994
                       through December 31, 1994

                  Statements of Cash Flows For The Years Ended December                     21
                       31, 1996 and 1995 and period June 4, 1994 through
                       December 31, 1994

                   Notes to Financial Statements                                            22


         (2)       Financial Statement Schedules:

         No schedules are provided since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's consolidated financial statements and notes thereto.

(b) The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1996.

(3)      Exhibits


                                                                                                SEQUENTIALLY
 EXHIBIT                                                                                          NUMBERED
 NUMBER                                  DESCRIPTION                                                PAGE
 ------                                  -----------                                            ------------
 3.1(a)          Amended and Restated Certificate of Incorporation
                   of Central Rents, Inc.*
 4.1             Purchase Agreement dated June 3, 1994*
 4.2             Registration Rights Agreement dated June 3, 1994*
 4.3             Indenture dated June 3, 1994*
 4.4             Form of Series A Note (Included in Exhibit 4.3)*
 4.5             Form of Series B Note (Included in Exhibit 4.3)*
 4.6             Warrant Agreement dated June 3, 1994*
10.1             Tax Sharing Agreement*
10.2             Administrative Services Agreement*
10.3             Consulting Agreement*
10.4             Central Rents, Inc. Vehicle Lease Agreement**
10.5             Central Rents, Inc. 1994 Stock Option Plan**
10.6             Credit Agreement by and between Central Rents, Inc.
                 as Borrower and Wells Fargo Bank National Association,
                 as Bank, dated May 11, 1995.***
10.7             First Amendment to Credit Agreement by and between
                 Central Rents, Inc. as Borrower and
                 Wells Fargo Bank National Association as Bank,
                 dated November 4, 1996. ****
11.1             Computation of Earnings Per Share


    * Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-81370)
   ** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1994.
  *** Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1995.
 **** Incorporated by reference from the Company's Form 10Q for the quarterly period ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CENTRAL RENTS, INC.

By     /s/ Gary M. Cypres                     Chairman of the Board,             March 28, 1997
       -------------------                    Chief Executive Officer
       Gary M. Cypres



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:





     /s/ Derek S. Stamper                   President                           March 28, 1997
     --------------------
     Derek S. Stamper



     /s/ A. Keith Wall                      Vice President,                     March 28, 1997
     -----------------                      Chief Financial Officer
     A. Keith Wall