Form 10-Q
period 1997-03-31
CENTRAL RENTS INC
filed 1997-05-15
CIK 926845

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-81370

                               CENTRAL RENTS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       95-4476294
  ------------------------------                        -----------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                            5480 East Ferguson Drive
                           Commerce, California 90022
              ----------------------------------------------------
                    (Address of principal executive offices)


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

YES    X    NO
   -------     ------

Number of shares outstanding as of May 14, 1997:  617,045.

                               CENTRAL RENTS, INC.

                                    FORM 10-Q


                                      INDEX


                                                                                                             Page No.

PART I.                                              FINANCIAL INFORMATION

Item 1         Condensed Financial Statements:

               Condensed Balance Sheets at March 31, 1997 and December 31, 1996 ..................................  1

               Condensed Statements of Operations for the Three Months Ended March 31, 1997 and 1996  ............  2

               Condensed Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996  ............  3

               Notes to Condensed Financial Statements  ..........................................................  4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations  ............  6


PART II.       OTHER INFORMATION

Item 5.        Other Information  ................................................................................  9

Item 6.        Exhibits and Reports on Form 8-K ..................................................................  9

Signatures     ................................................................................................... 10

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                               CENTRAL RENTS, INC.

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                       March 31,       December 31,
                                                                          1997             1996
                                                                      -----------      -----------
                               A S S E T S
Cash and cash equivalents                                             $       281      $       883
Short-term investments                                                     10,808           11,925
Receivables and prepaid expenses                                            1,905            2,348
Income tax receivable - related party                                       1,873            1,871
Rental merchandise, net                                                    33,621           34,381
Property and equipment, net                                                 3,254            2,527
Deferred financing costs, net                                               1,875            1,957
Noncompete agreement, net                                                     525            1,275
Customer rental agreements, net                                                19               --
Excess of cost over net assets acquired, net                                6,799            6,861
Deferred income taxes, net                                                  8,445            8,156
Other assets                                                                  114              279
                                                                      -----------      -----------
     Total assets                                                     $    69,519      $    72,463
                                                                      ===========      ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $     2,519      $     5,332
Accrued expenses                                                            5,949            5,682
Due to related parties                                                        353              237
Accrued interest                                                            2,253              322
Long-term notes                                                            58,163           58,094
                                                                      -----------      -----------
     Total liabilities                                                     69,237           69,667
                                                                      -----------      -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value,
        100 shares authorized; no shares issued                                --               --
     Common stock, $.01 par value, 2,000,000 shares authorized;
        617,045 and 551,045 shares issued and outstanding in 1997
        and 1996, respectively                                                  6                6
     Additional paid-in capital                                            22,944           22,944
     Retained deficit                                                     (22,668)         (20,154)
                                                                      -----------      -----------
         Total stockholders' equity                                           282            2,796
                                                                      -----------      -----------
     Total liabilities and stockholders' equity                       $    69,519      $    72,463
                                                                      ===========      ===========


                  See notes to condensed financial statements.

                               CENTRAL RENTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Three Months Ended
                                                             March 31,
                                                  ----------------------------
                                                      1997             1996
                                                  -----------      -----------
Revenues                                          $    26,736      $    28,400
                                                  -----------      -----------

Costs and expenses:
     Selling, general and administrative               15,682           15,381
     Cost of merchandise sold                           1,098            1,067
     Depreciation and amortization -
         Rental merchandise                             7,660            8,648
         Property and equipment                           367              404
                                                  -----------      -----------
                                                       24,807           25,500
                                                  -----------      -----------
Income before interest, taxes and
    amortization of intangibles                         1,929            2,900
                                                  -----------      -----------

Amortization of intangibles                               818            1,898
                                                  -----------      -----------

Income from operations                                  1,111            1,002
Interest expense, net                                  (1,914)          (1,940)
                                                  -----------      -----------
Loss before income taxes                                 (803)            (938)
Income tax benefit                                        289              320
                                                  -----------      -----------
Net loss                                          $      (514)     $      (618)
                                                  ===========      ===========

Per share data:

Net loss per common share                         $      (.89)     $     (1.12)
                                                  ===========      ===========
Weighted average common shares outstanding                575              551
                                                  ===========      ===========


                  See notes to condensed financial statements.

                               CENTRAL RENTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                               Three Months Ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                              1997             1996
                                                                          -----------      -----------
Cash flows from operating activities:
     Net loss                                                             $      (514)     $      (618)
     Adjustments to reconcile net loss to net cash provided by
         operating activities:
         Depreciation of rental merchandise                                     7,660            8,648
         Depreciation and amortization of property and equipment                  367              404
         Amortization of intangibles                                              818            1,898
         Amortization of debt discount                                             68               68
         Amortization of deferred financing costs                                  83               83
         Decrease (increase) in deferred income taxes                            (289)              66
     Changes in operating assets and liabilities:
         Decrease in receivables, prepaid expenses and other assets               608              360
         Increase in rental merchandise                                        (6,900)          (4,699)
         Decrease (increase) in income tax receivable - related party              (2)             600
         Decrease in accounts payable                                          (2,813)          (5,515)
         Increase (decrease) in due to related parties                            116             (430)
         Increase in accrued expenses                                             266              540
         Increase in accrued interest                                           1,931            1,931
                                                                          -----------      -----------
         Net cash provided by operating activities                              1,399            3,336
                                                                          -----------      -----------
Cash flows from investing activities:
     Purchase of property and equipment                                        (1,094)            (304)
     Sale (purchase) of short-term investments                                  1,117           (2,475)
     Purchase of rental agreements                                                (24)              --
                                                                          -----------      -----------
     Net cash used by investing activities                                         (1)          (2,779)
Cash flows from financing activities:
     Dividends paid                                                            (2,000)          (2,000)
                                                                          -----------      -----------
         Net cash used in financing activities                                 (2,000)          (2,000)
                                                                          -----------      -----------

Net decrease in cash and cash equivalents                                        (602)          (1,433)
Cash and cash equivalents, beginning of period                                    883            1,560
                                                                          -----------      -----------
Cash and cash equivalents, end of period                                  $       281      $       117
                                                                          ===========      ===========

Cash paid during the period for:
Interest                                                                  $        22      $        --
Income taxes                                                                      430               64


                  See notes to condensed financial statements.

                               CENTRAL RENTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

A.   Basis of Presentation

     The accompanying condensed financial statements of Central Rents, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1996, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

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

     Certain reclassifications have been made to previously reported amounts to conform with the current quarter financial presentation.

B.   Earnings Per Common Share

     Earnings per common share have been computed on the basis of the weighted average number of common shares outstanding. There were no common stock equivalents for the periods presented, as they were antidilutive.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (SFAS 129) in fiscal year 1997. The Company does not expect that the adoption of SFAS 128 and SFAS 129 will have a material effect on its financial position or its results of operations in fiscal year 1997.

C.   Amortization of Intangibles

     In connection with the Acquisition, one of the sellers entered into a noncompete agreement with the Company. The noncompete agreement is amortized over a period of 3 years. Amortization of the noncompete agreement is 50% in year one, 35% in year two and 15% in year three.

     The excess of cost over net assets acquired, which relates to the Acquisition of RTO and WBC and other stores in 1995, is currently being amortized on a straight-line basis over a period of 30 years. The purchase allocation may change upon the resolution of certain issues with the seller. The Company periodically reviews the excess of cost over net assets acquired to assess recoverability. Impairment would be recognized in operating results if a permanent diminution in value were to occur, pursuant to Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

D.   Long-term Notes and Revolving Line of Credit

     The Company funded the purchase price for the Acquisition from the proceeds of an offering of units (the "Offering"), consisting of $60,000,000 principal amount of 12 7/8% Senior Notes due 2003 (the "Notes") and warrants to purchase 60,000 shares of common stock of the Company, at an exercise price of $.01 per share. The Offering was made in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended and applicable state securities laws. Additional warrants to purchase 6,000 shares of common stock of the Company, at an exercise price of $.01 per share, were issued to Jefferies & Company, Inc., the initial purchaser of the Notes. Of the total proceeds, $57,389,000 was allocated to Notes and $2,200,000 was allocated to the issuance of warrants. On or before February 28, 1997, all Warrant holders exercised their option to convert the Warrants into the Company's common stock.

     The Notes bear interest at the rate of 12 7/8% per annum payable semi-annually on December 15 and June 15. The Notes are not redeemable prior to June 15, 1999, except that prior to June 15, 1997, the Company may redeem at its option, with any new proceeds received by the Company from an initial public offering of common stock of the Company or a parent company of the Company up to one-third of the initial aggregate principal amount of the Notes, provided that at least two-thirds of the initial aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption, at the redemption price as defined, plus accrued and unpaid interest to the date of redemption. On or after June 15, 1999, the Notes will be redeemable at the option of the Company, in whole or in part, at the redemption prices as defined plus accrued and unpaid interest to the date of redemption.

     On May 11, 1995, the Company entered into a three year $25,000,000 revolving line of credit agreement with Wells Fargo Bank (the "Line of Credit"). In November 1996, the Company and Wells Fargo amended the Line of Credit in order to reduce the available borrowings under the Line of Credit to $12,500,000. The Line of Credit is subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings. The Line of Credit is collateralized by substantially all of the rental merchandise of the Company and bears interest at prime plus 1%. The Line of Credit includes various financial and other covenants which, among other things, provides that borrowings cannot exceed an amount equal to 50% of the aggregate book value of the Company's rental merchandise. There currently are no borrowings under the Line of Credit. Subsequent to March 31, 1997, the Company canceled the Line of Credit.

E.   Related Party Transactions

      The Company has entered into an Administrative Services Agreement (the "Administrative Services Agreement") with Banner pursuant to which Banner or one of the other Banner subsidiaries, other than the Company, provides purchasing, advertising, accounting, insurance, health and other benefits, real estate, management information systems, and other services to the Company. The Company is required to reimburse Banner for its allocable share of direct and overhead costs determined on the basis of the Company's percentage utilization of the applicable services contemplated by the Administrative Services Agreement. The Administrative Services Agreement can be automatically extended for successive one-year terms through June 3, 2004 unless the Company gives at least 30 days prior notice at the end of the then current term that the Administrative Services Agreement will terminate. As long as Banner or any other Banner subsidiary beneficially owns more than 50% of the voting stock of the Company, the Administrative Services Agreement shall not be terminable by Banner or any other Banner subsidiary as a result of any breach of the Administrative Services Agreement by the Company. During the three months ended March 31, 1997, the Company did not purchase any merchandise from Banner in connection with the Administrative Services Agreement. The Company has not incurred any material common costs during the three months ended March 31, 1997 or 1996 in connection with the Administrative Services Agreement.

     The Company and G.M. Cypres & Co. entered into an agreement (the "Consulting Agreement") pursuant to which G.M. Cypres & Co. or its designee provides consulting, investment banking or similar services to the Company in consideration for the payment of certain fees and expenses, including an annual management fee (the "Management Fee"). Under the terms of the indenture entered into by the Company in connection with the issuance of the Notes, the fees and expenses payable under the Consulting Agreement must be reasonable and customary, and the Management Fee shall not exceed $375,000 per year. Management Fees under the terms of the Consulting Agreement totalled $93,750 for the three months ended March 31, 1997 and 1996.

     Effective January 1, 1995, the Company entered into a triple net lease agreement with BCE Properties II, Inc., a related party of the Company through common ownership, for office space at the Company's corporate headquarters. The lease provides, among other things, for monthly rent of $10,000 through December 31, 2005. Rent expense for the three months ended March 31, 1997 and 1996 totalled $30,000.

F. On January 7, 1997 the Company declared a cash dividend of $3.24 per share on its common stock which was paid on March 5, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     This discussion and analysis highlights the results of operations of the Company during the three months ended March 31, 1997 and 1996.

     The revenue, store operating profit, field and corporate general and administrative expenses, income before interest, taxes and amortization of intangibles, net loss and number of stores of the Company were as follows for the three months ended March 31, 1997 and 1996 ($ in millions):

                                                         Three Months Ended
                                                               March 31,
                                                   1997                          1996
                                         -----------------------       ----------------------

Revenues ............................     $   26.7           100%      $   28.4           100%

Store operating profit ..............          4.5          16.9            5.6          19.7

Field and corporate general and
   administrative expenses ..........          2.6           9.7            2.7           9.5

Income before interest, taxes and
    amortization of intangibles .....          1.9           7.1            2.9          10.2


Net loss ............................         (0.5)         (1.9)          (0.6)         (2.1)

Number of  stores  (at end of period)                 165                         167

  THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996.

         Revenues. Total revenues decreased $1.7 million or 5.9%, to $26.7 million for the three months ended March 31, 1997 from $28.4 million for the three months in 1996. The decrease in revenues is primarily the result of a decrease in units on rent. The impact of the decrease in units on rent is partially offset by an increase in the average revenue per unit resulting from a move toward higher end products and improved collections. Management believes the decline in the portfolio of units on rent is a result of the continued weakness in the consumer electronics and appliances marketplace coupled with increased competition, primarily in its operations in the eastern and central states. In addition, consolidation within the rental-purchase industry over the last several years, especially in the eastern and central states, has significantly increased the competitive climate in those states and contributed to the general deterioration in the number of units on rent and resultant revenue declines.

     Store Operating Profit. Store operating profit decreased $1.1 million or 19.6%, to $4.5 million for the three months ended March 31, 1997 from $5.6 million for the three months in 1996. The decrease in store operating profit was primarily the result of a decrease in gross profit of approximately $0.9 million as a result of lower revenues in the three months ended March 31, 1997 as compared to 1996 with an increase of $0.2 million in store operating expenses. Total store operating expenses as a percentage of revenue increased to 52.2% of revenues in the three months ended March 31, 1997 from 48.2% for the three months in 1996. The increase in store operating expenses as a percentage of revenue was largely due to an increase in store payroll, fringe benefits, vehicle and occupancy costs. Store operating profit as a percentage of revenue decreased to 16.9% of revenues for the three months ended March 31, 1997 from 19.7% for the same period in 1996. Management has taken steps to reduce labor costs in the stores as a result of the decline in the portfolio of units on rent. However, due to the relatively small physical size of the Company's operating units and relatively small number of personnel in each location, significant reductions in labor costs have been difficult to achieve.

     Comparable Stores. Comparable store revenues decreased $1.5 million or 5.5%, to $26.1 million for the three months ended March 31, 1997 from $27.6 million for the three months in 1996. The decrease in comparable store revenues was primarily the result of a decrease in units on rent for the three months ended March 31, 1997 as compared to the same period in 1996. Comparable store operating profit decreased $1.0 million or 18.5%, to $4.5 million for the three months ended March 31, 1997 from $5.5 million for the same period in 1996. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit as a result of lower units on rent in 1997 with an increase in store operating expenses as previously discussed.

     Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses decreased by $0.1 million or 3.7%, to $2.6 million for the three months ended March 31, 1997 from $2.7 million for the three months in 1996. Field and corporate general and administrative expenses for the three months ended March 31, 1997 as a percentage of revenue increased to 9.7% from 9.5% for the same period in 1996.

     Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $1.0 million or 33.5%, to $1.9 million for the three months ended March 31, 1997 from $2.9 million for the three months in 1996. The decrease in income before interest, taxes and amortization of intangibles is primarily the result of the decrease in store operating profit for the three months ended March 31, 1997 as compared to the same period in 1996. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 7.1% for the three months ended March 31, 1997 from 10.2% for the same period in 1996.

     Net Loss. Net loss decreased $0.1 million or 16.8% to $0.5 million for the three months ended March 31, 1997 from $0.6 million for the three months in 1996. Net loss as a percentage of revenue decreased to 1.9% for the three months ended March 31, 1997 from 2.1% for the three months in 1996. This decrease was primarily due to a reduction in the amortization expense of customer rental agreements and the noncompete agreement offset by a decrease in store operating profit.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital expenditures are purchases of rental merchandise throughout the year to replace rental merchandise which has been sold or charged-off. Total purchases of rental merchandise were $8.0 million during the three months ended March 31, 1997. The Company's other capital expenditures consist of purchases of property, fixtures and office equipment, including store improvements. Total combined capital expenditures on these items for the three months ended March 31, 1997 totalled $1.1 million.

     The Company's long-term notes (the "Notes") of $60,000,000 were issued in connection with the acquisition of RTO and WBC in June 1994 and bear interest at the rate of 12 7/8% per annum payable semi-annually on December 15 and June
  15. The Notes are not redeemable prior to June 15, 1999, except that prior to June 15, 1997, the Company may redeem at its option, with the net proceeds received by the Company from an initial public offering of common stock of the Company or a parent company of the Company up to one-third of the initial aggregate principal amount of the Notes, at the redemption price as defined plus accrued and unpaid interest to the date of redemption, provided that at least two-thirds of the initial aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. On or after June 15, 1999 the Notes will be redeemable at the option of the Company, in whole or in part, at the redemption prices as defined, plus accrued and unpaid interest to the date of redemption.

     On May 11, 1995, the Company entered into a three year $25,000,000 revolving line of credit with Wells Fargo Bank (the "Line of Credit"). In November 1996, the Company and Wells Fargo amended the Line of Credit to reduce the available borrowings under the Line of Credit to $12,500,000. The Line of Credit is subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings. The Line of Credit is collateralized by substantially all of the rental merchandise of the Company and bears interest at prime plus 1%. The Line of Credit includes various financial and other covenants which, among other things, provides that borrowings by the Company may not exceed an amount equal to 50% of the aggregate book value of the Company's rental merchandise. There were no borrowings under the Line of Credit at March 31, 1997. Subsequent to March 31, 1997 the Company canceled the Line of Credit.

     On January 7, 1997 the Company declared a cash dividend on its common stock to be paid to the holders of record of the Company's common stock as of February 28, 1997 payable on March 5, 1997. On or before February 28, 1997, all Warrant holders exercised their option to convert the Warrants into the Company's common stock.

     On March 5, 1997, the Company paid a total cash dividend of $2.0 million to the holders of its common stock.

     The Internal Revenue Service (the "IRS") published a revenue ruling in July 1995 providing that the Modified Accelerated Cost Recovery System ("MACRS") is the appropriate depreciation method for rental-purchase merchandise. The Company had been using the income forecast method of depreciation for tax accounting, and management believes that this method has been widely used throughout the rental-purchase industry prior to the publication of this revenue ruling. The Company received permission from the IRS and converted to the MACRS method of depreciation for tax accounting purposes only, effective January 1, 1996. Management believes that the Company's conversion to MACRS will not significantly impact the Company's financial condition or results of operations.

     The Company's primary sources of liquidity are expected to be its cash flow from operations and the excess cash and short-term investments currently available. Management intends to use the Company's excess cash balances to expand its operations through acquisitions and new store openings. Since the acquisition of RTO and WBC, the Company has consolidated stores that operated in overlapping geographic markets and sold certain other stores that were not located within the Company's targeted geographic markets. The Company is evaluating several strategic geographic regions in which it could strengthen its market position for further expansion during 1997 and in subsequent years through new store openings and acquisitions. The Company does not have any mandatory debt amortization requirements until the year 2003.

  PART II.  OTHER INFORMATION

  ITEM 5.  OTHER INFORMATION

     None.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits
     3.1      Amended and Restated Certificate of Incorporation of Central Rents, Inc.*
     4.1      Purchase Agreement dated June 3, 1994*
     4.2      Registration Rights Agreement dated June 3, 1994*
     4.3      Indenture dated June 3, 1994*
     4.4      Form of Series A Note (Included in Exhibit 4.3)*
     4.5      Form of Series B Note (Included in Exhibit 4.3)*
     4.6      Warrant Agreement dated June 3, 1994*
     10.1     Tax Sharing Agreement*
     10.2     Administrative Services Agreement*
     10.3     Consulting Agreement*
     10.4     Centrals Rents, Inc. Vehicle Lease Agreement**
     10.5     Central Rents, Inc. 1994 Stock Option Plan**
     10.6     Credit Agreement by and between Central Rents, Inc. as Borrower and
              Wells Fargo Bank National Association, as Bank, dated May 11, 1995***
     10.7     First Amendment to Credit Agreement by and between Central Rents, Inc.
              as borrower and Wells Fargo Bank National Association's bank, dated
              November 4, 1996****

     (b)      Reports

              No reports on Form 8-K were required to be filed by the Company during the three months ended March 31, 1997.
----------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-81370)

** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1994

*** Incorporated by reference from the Company's Form 10Q for the quarterly period ended March 31, 1995.

**** Incorporated by reference from the Company's Form 10Q for the quarterly period ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CENTRAL RENTS, INC.



  May 14, 1997                        /s/ Gary M. Cypres
                                     -------------------------------------------
                                     Gary M. Cypres
                                     Chairman





  May 14, 1997                        /s/ Derek Stamper
                                     -------------------------------------------
                                     Derek Stamper
                                     President





  May 14, 1997                        /s/ A. Keith Wall
                                     -------------------------------------------
                                     A. Keith Wall
                                     Vice President
                                     Chief Financial Officer

INDEX TO EXHIBITS


Exhibit
Number                                    Description
------                                    -----------
     3.1      Amended and Restated Certificate of Incorporation of Central Rents, Inc.*
     4.1      Purchase Agreement dated June 3, 1994*
     4.2      Registration Rights Agreement dated June 3, 1994*
     4.3      Indenture dated June 3, 1994*
     4.4      Form of Series A Note (Included in Exhibit 4.3)*
     4.5      Form of Series B Note (Included in Exhibit 4.3)*
     4.6      Warrant Agreement dated June 3, 1994*
     10.1     Tax Sharing Agreement*
     10.2     Administrative Services Agreement*
     10.3     Consulting Agreement*
     10.4     Centrals Rents, Inc. Vehicle Lease Agreement**
     10.5     Central Rents, Inc. 1994 Stock Option Plan**
     10.6     Credit Agreement by and between Central Rents, Inc. as Borrower and
              Wells Fargo Bank National Association, as Bank, dated May 11, 1995***
     10.7     First Amendment to Credit Agreement by and between Central Rents, Inc.
              as borrower and Wells Fargo Bank National Association's bank, dated
              November 4, 1996****

----------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-81370)

** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1994

*** Incorporated by reference from the Company's Form 10Q for the quarterly period ended March 31, 1995.

**** Incorporated by reference from the Company's Form 10Q for the quarterly period ended September 30, 1996.