Form 10-Q
period 1997-06-30
CENTRAL RENTS INC
filed 1997-08-14
CIK 926845

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

                            5480 East Ferguson Drive
                           Commerce, California 90022
                    (Address of principal executive offices)

                                 (213) 720-8700
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES X   NO
                     ---    ---

Number of shares outstanding as of August 13, 1997: 617,045

                               CENTRAL RENTS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                              Page No.
----------------------------------------------------------------------------------------------------------------------
PART I.                        FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements:

           Condensed Balance Sheets at June 30, 1997 and December 31, 1996 ........................................ 1

           Condensed Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996 ........... 2

           Condensed Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996 ..................... 3

           Notes to Condensed Financial Statements  ............................................................... 4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations  ................. 6


PART II.                                          OTHER INFORMATION

Item 5.    Other Information  .....................................................................................10

Item 6.    Exhibits and Reports on Form 8-K .......................................................................10

Signatures ........................................................................................................11

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                               CENTRAL RENTS, INC.

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      June 30,    December 31,
                                                                        1997           1996
                                                                      --------    ------------
                                     ASSETS
Cash and cash equivalents                                             $     --       $    883
Short-term investments                                                  10,950         11,925
Receivables and prepaid expenses                                         1,725          2,348
Income tax receivable - related party                                      830          1,871
Rental merchandise, net                                                 33,625         34,381
Property and equipment, net                                              3,693          2,527
Deferred financing costs, net                                            1,738          1,957
Non-compete agreement, net                                                  --          1,275
Excess of cost over net assets acquired, net                             6,736          6,861
Deferred income taxes, net                                               8,656          8,156
Other assets                                                               129            279
                                                                      --------       --------
     Total assets                                                     $ 68,082       $ 72,463
                                                                      ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                      $  2,982       $  5,332
Accrued expenses                                                         6,218          5,682
Due to related parties                                                     423            237
Accrued interest                                                           322            322
Long-term notes                                                         58,231         58,094
                                                                      --------       --------
     Total liabilities                                                  68,176         69,667
                                                                      --------       --------
Commitments and contingencies Stockholders' equity (deficit):
     Preferred stock, $0.01 par value,
       100 shares authorized; no shares issued                              --             --
     Common stock, $0.01 par value, 2,000,000 shares authorized;
       617,045 and 551,045 shares issued and outstanding in 1997
       and 1996, respectively                                                6              6
     Additional paid-in capital                                         22,944         22,944
     Retained deficit                                                  (23,044)       (20,154)
                                                                      --------       --------
       Total stockholder equity (deficit)                                  (94)         2,796
                                                                      --------       --------
     Total liabilities and stockholders' equity (deficit)             $ 68,082       $ 72,463
                                                                      ========       ========



                  See notes to condensed financial statements.

                               CENTRAL RENTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)



                                                  Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                -----------------------       -----------------------
                                                  1997           1996           1997          1996
                                                --------       --------       --------       --------
Revenues                                        $ 26,394       $ 27,767       $ 53,130       $ 56,167

Costs and expenses:
     Selling, general and administrative          15,314         15,445         30,996         30,826
     Cost of merchandise sold                        866            912          1,965          1,979
     Depreciation and amortization -
       Rental merchandise                          7,789          8,082         15,449         16,730
       Property and equipment                        409            398            776            802
                                                --------       --------       --------       --------
                                                  24,378         24,837         49,186         50,337
                                                --------       --------       --------       --------
Income before interest, taxes and
amortization of intangibles                        2,016          2,930          3,944          5,830
                                                --------       --------       --------       --------

Amortization of intangibles                          594          1,599          1,411          3,497
                                                --------       --------       --------       --------

Income from operations                             1,422          1,331          2,533          2,333
Interest expense, net                              2,009          1,875          3,923          3,815
                                                --------       --------       --------       --------
Loss before income taxes                            (587)          (544)        (1,390)        (1,482)
Income tax benefit                                   211            175            500            495
                                                --------       --------       --------       --------
Net loss                                        $   (376)      $   (369)      $   (890)      $   (987)
                                                ========       ========       ========       ========
Per share data:

Net loss per common share                       $   (.61)      $   (.67)      $  (1.49)      $  (1.79)
                                                ========       ========       ========       ========

Weighted average common shares outstanding           617            551            596            551
                                                ========       ========       ========       ========


                  See notes to condensed financial statements.

                               CENTRAL RENTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                              Six Months Ended
                                                                                 June 30,
                                                                         ------------------------
                                                                           1997           1996
                                                                         --------       --------
Cash flows from operating activities:
     Net loss                                                            $   (890)      $   (987)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
         Depreciation of rental merchandise                                15,449         16,730
         Depreciation and amortization of property and equipment              776            802
         Amortization of intangibles                                        1,411          3,497
         Amortization of debt discount                                        137            137
         Amortization of deferred financing costs                             219            165
         Increase in deferred income taxes                                   (500)          (400)
     Changes in operating assets and liabilities:
         Decrease in receivables, prepaid expenses and other assets           762          1,353
         Increase in rental merchandise                                   (14,693)       (13,016)
         Decrease in income tax receivable - related party                  1,041            600
         Decrease in accounts payable                                      (2,350)        (7,367)
         Increase (decrease) in due to related parties                        186           (457)
         Increase in accrued expenses                                         536            733
                                                                         --------       --------
         Net cash provided by operating activities                          2,084          1,790
                                                                         --------       --------
Cash flows from investing activities:
     Purchase of property and equipment                                    (1,942)          (574)
     Sale (purchase) of short-term investments                                975           (594)
                                                                         --------       --------
     Net cash used by investing activities                                   (967)        (1,168)
                                                                         --------       --------
Cash flows from financing activities:
     Dividends paid                                                        (2,000)        (2,000)
                                                                         --------       --------
         Net cash used in financing activities                             (2,000)        (2,000)
                                                                         --------       --------

Net decrease in cash and cash equivalents                                    (883)        (1,378)
Cash and cash equivalents, beginning of period                                883          1,560
                                                                         --------       --------
Cash and cash equivalents, end of period                                 $      0       $    182
                                                                         ========       ========
Cash paid during the period for:
Interest                                                                 $  3,920       $  3,911
Income taxes                                                                  472            459



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

      On March 17, 1994, the Company was incorporated in Delaware. The Company is a wholly owned subsidiary of Central Rents Holding, Inc. which is a wholly owned subsidiary of Banner Holdings, Inc. ("Banner"). On June 3, 1994, the Company acquired all of the outstanding stock of RTO Enterprises, Inc., ("RTO") and WBC Holdings, Inc. ("WBC") for a purchase price of approximately $60,000,000 in cash (the "Acquisition"), in a transaction accounted for as a purchase. On April 28, 1995, RTO and WBC were merged into the Company pursuant to a statutory merger effected in accordance with the provisions of the Delaware General Corporation Laws.

      Certain reclassifications have been made to previously reported amounts to conform with the current quarter financial presentation.

  B.   Earnings Per Common Share

      Earnings per common share have been computed on the basis of the weighted average number of common shares outstanding. There were no common stock equivalents for the periods presented.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (SFAS 129) in fiscal year 1997. The Company does not expect that the adoption of SFAS 128 and SFAS 129 will have a material effect on its financial position or its results of operations for the year ended December 31, 1997.

  C.   Amortization of Intangibles

      In connection with the Acquisition, one of the sellers entered into a non-compete agreement with the Company. The non-compete agreement was amortized over a period of 3 years. Amortization of the non-compete agreement was 50% in year one, 35% in year two and 15% in year three. At June 30, 1997 the agreement was fully amortized.

      The excess of cost over net assets acquired, which relates primarily to the Acquisition of RTO and WBC and other stores in 1995, is currently being amortized on a straight-line basis over a period of 30 years. The purchase allocation may change upon the resolution of certain issues with the seller. The Company periodically reviews the excess of cost over net assets acquired to assess recoverability. Impairment would be recognized in operating results if a permanent diminution in value were to occur, pursuant to Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

  D.   Long-term Notes and Revolving Line of Credit

      The Company funded the purchase price for the Acquisition from the proceeds of an offering of units (the "Offering"), consisting of $60,000,000 principal of 12 7/8% Senior Notes due 2003 (the "Notes") and Warrants (the

  "Warrants") to purchase 60,000 shares of common stock of the Company, at an exercise price of $0.01 per share. The Offering was made in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended and applicable state securities laws. Additional Warrants to purchase 6,000 shares of common stock of the Company, at an exercise price of $0.01 per share, were issued to Jefferies & Company, Inc., the initial purchaser of the Notes. Of the total proceeds, $57,389,000 was allocated to Notes and $2,200,000 was allocated to the issuance of Warrants. On or before February 28, 1997, all Warrant holders exercised their option to convert the Warrants into the Company's common stock.

      The Notes bear interest at the rate of 12 7/8% per annum payable semi-annually on June 15 and December 15. On or after June 15, 1999, the Notes will be redeemable at the option of the Company, in whole or in part, at the redemption prices as defined plus accrued and unpaid interest to the date of redemption.

      On May 10, 1997, the Company canceled a $25,000,000 revolving line of credit agreement with Wells Fargo Bank (the "Line of Credit") which was entered into on May 10, 1995. In November 1996, the Company and Wells Fargo amended the Line of Credit in order to reduce the available borrowings under the Line of Credit to $12,500,000. The Line of Credit was subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings. The Line of Credit was collateralized by substantially all of the rental merchandise of the Company and bore interest at prime plus 1%. The Line of Credit included various financial and other covenants which, among other things, provided that borrowings could not exceed an amount equal to 50% of the aggregate book value of the Company's rental merchandise.

  E.   Related Party Transactions

      The Company has entered into an Administrative Services Agreement (the "Administrative Services Agreement") with Banner pursuant to which Banner or one of the other Banner subsidiaries, other than the Company, provides purchasing, advertising, accounting, insurance, health and other benefits, real estate, management information systems, and other services to the Company. The Company is required to reimburse Banner for its allocable share of direct and overhead costs determined on the basis of the Company's percentage utilization of the applicable services contemplated by the Administrative Services Agreement. The Administrative Services Agreement can be automatically extended for successive one-year terms through June 3, 2004 unless the Company gives at least 30 days prior notice at the end of the then current term that the Administrative Services Agreement will terminate. As long as Banner or any other Banner subsidiary beneficially owns more than 50% of the voting stock of the Company, the Administrative Services Agreement shall not be terminable by Banner or any other Banner subsidiary as a result of any breach of the Administrative Services Agreement by the Company. During the six months ended June 30, 1997, the Company purchased $385,700 worth of merchandise from Banner in connection with the Administrative Services Agreement. The Company has not incurred any material common costs during the six months ended June 30, 1997 or 1996 in connection wit the Administrative Services Agreement.

      The Company and G.M. Cypres & Co., a related party of the Company through common ownership, entered into an agreement (the "Consulting Agreement") pursuant to which G.M. Cypres & Co. or its designee provides consulting, investment banking or similar services to the Company in consideration for the payment of certain fees and expenses, including an annual management fee (the "Management Fee"). Under the terms of the indenture entered into by the Company in connection with the issuance of the Notes, the fees and expenses payable under the Consulting Agreement must be reasonable and customary, and the Management Fee shall not exceed $375,000 per year. Management Fees under the terms of the Consulting Agreement totaled $187,500 for the six months ended June 30, 1997 and 1996.

      Effective January 1, 1995, the Company entered into a triple net lease agreement with BCE Properties II, Inc., a related party of the Company through common ownership, for office space at the Company's corporate headquarters. The lease provides, among other things, for monthly rent of $10,000 through December 31, 2005. Rent expense for the six months ended June 30, 1997 and 1996 totaled $60,000.

  F.   Dividends

      On January 7, 1997 the Company declared a cash dividend of $3.24 per share on its common stock which was paid on March 5, 1997.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

      This discussion and analysis highlights the results of operations of the Company during the three and six months ended June 30, 1997 and 1996.

      The revenue, store operating profit, field and corporate general and administrative expenses, income before interest taxes and amortization of intangibles, net loss and number of stores of the Company were as follows for the three and six months ended June 30, 1997 and 1996 ($ in millions):

                                                 Three Months Ended                      Six Months Ended
                                                       June 30,                               June 30,
                                             1997                1996               1997                    1996
                                     ------------------   ------------------   ------------------    -----------------
Revenues ........................    $  26.4       100%   $  27.8       100%   $  53.1       100%     $  56.2     100%

Store operating profit ..........        4.4      16.7        5.7      20.5        8.9      16.8         11.3    20.1

Field and corporate general and
  administrative expenses .......        2.4       9.1        2.8      10.1        5.0       9.4          5.5     9.8

Income before interest, taxes and
  amortization of intangibles ...        2.0       7.6        2.9      10.4        3.9       7.3          5.8    10.3

Net loss ........................       (0.4)     (1.5)      (0.4)     (1.4)      (0.9)     (1.7)        (1.0)   (1.8)

  Number of stores (at end of period)         167                  167                  167                  167

  THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996.

      Revenues. Total revenues decreased $1.4 million or 5.0% to $26.4 million for the three months ended June 30, 1997 from $27.8 million for the three months in 1996. The decrease in revenues is primarily the result of a decrease in units on rent. The impact of the decrease in units on rent is partially offset by an increase in the average revenue per unit resulting from a move toward higher end products and improved collections. Management believes the decline in the portfolio of units on rent is a result of the continued weakness in the consumer electronics and appliances marketplace coupled with increased competition, primarily in its operations in the eastern and central states. In addition, consolidation within the rental-purchase industry over the last several years, especially in the eastern and central states, has significantly increased the competitive climate in those states and contributed to the general deterioration in the number of units on rent and resultant revenue declines.

      Store Operating Profit. Store operating profit decreased $1.3 million or 22.8% to $4.4 million for the three months ended June 30, 1997 from $5.7 million for the three months in 1996. The decrease in store operating profit was primarily the result of a decrease in gross profit of approximately $1.2 million as a result of lower revenues in the three months ended June 30, 1997 as compared to 1996. Total store operating expenses as a percentage of revenue increased to 52.5% of revenues in the three months ended June 30, 1997 from 49.9% for the three months in 1996. Store operating expenses increased slightly in 1997 as compared to 1996 primarily due to increased advertising costs offset by decreased customer related costs and lower depreciation expense. Store operating profit as a percentage of revenue decreased to 16.7% of revenues for the three months ended June 30, 1997 from 20.5% for the same period in 1996. Management has taken steps to reduce labor and other operating costs in the stores as a result of the decline in the portfolio of units on rent. However, due to the relatively small physical size of the Company's operating units and relatively small number of personnel in each location, significant reductions in labor and other operating costs have been difficult to achieve.

      Comparable Stores. Comparable store revenues decreased $1.0 million or 3.7%, to $25.9 million for the three months ended June 30, 1997 from $27.4 million for the three months in 1996. The decrease in comparable store revenues was primarily the result of a decrease in units on rent for the three months ended June 30, 1997 as compared to the same period in 1996. Comparable store operating profit decreased $0.9 million or 16.1%, to $4.7 million for the three months ended June 30, 1997 from $5.7 million for the same period in 1996. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit as a result of fewer units on rent in 1997.

      Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses decreased by $0.4 million or 14.3%, to $2.4 million for the three months ended June 30, 1997 from $2.8 million for the three months in 1996. Field and corporate general and administrative expenses for the three months ended June 30, 1997 as a percentage of revenue decreased to 9.1% from 10.1% for the same period in 1996. The decrease in expenses is primarily due to lower payroll, benefits and travel costs.

      Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $0.9 million or 31.0%, to $2.0 million for the three months ended June 30, 1997 from $2.9 million for the three months in 1996. The decrease in income before interest, taxes and amortization of intangibles is primarily the result of the decrease in store operating profit for the three months ended June 30, 1997 as compared to the same period in 1996. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 7.6% for the three months ended June 30, 1997 from 10.4% for the same period in 1996.

      Net loss. There was no dollar or percentage change in net loss for the three months ended June 30, 1997 compared to the same period in 1996. Net loss as a percentage of revenue decreased to 1.5% for the three months ended June 30, 1997 from 1.4% for the three months in 1996. This decrease was primarily due to a reduction in the amortization expense of customer rental agreements and the non-compete agreement offset by a decrease in store operating profit.

  SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996.

      Revenues. Total revenues decreased $3.1 million or 5.5%, to $53.1 million for the six months ended June 30, 1997 from $56.2 million for the six months in 1996. The decrease in revenues is primarily the result of a decrease in units on rent. The impact of the decrease in units on rent is partially offset by an increase in the average revenue per unit resulting from a move toward higher end products and improved collections. Management believes the decline in the portfolio of units on rent is a result of the continued weakness in the consumer electronics and appliances marketplace coupled with increased competition, primarily in its operations in the eastern and central states. In addition, consolidation within the rental-purchase industry over the last several years, especially in the eastern and central states, has significantly increased the competitive climate in those states and contributed to the general deterioration in the number of units on rent and resultant revenue declines.

      Store Operating Profit. Store operating profit decreased $2.4 million or 21.2%, to $8.9 million for the six months ended June 30, 1997 from $11.3 million for the six months in 1996. The decrease in store operating profit was primarily the result of a decrease in gross profit of approximately $2.1 million as a result of lower revenues in the six months ended June 30, 1997 as compared to 1996 with an increase of $0.3 million in store operating expenses. Total store operating expenses as a percentage of revenue increased to 52.3% of revenues in the six months ended June 30, 1997 from 49.0% for the six months in 1996. The increase in store operating expenses was largely due to an increase in advertising and occupancy costs. Store operating profit as a percentage of revenue decreased to 16.8% of revenues for the six months ended June 30, 1997 from 20.1% for the same period in 1996. Management has taken steps to reduce labor and other operating costs in the stores as a result of the decline in the portfolio of units on rent. However, due to the relatively small physical size of the Company's operating units and relatively small number of personnel in each location, significant reductions in labor and other operating costs have been difficult to achieve.

      Comparable Stores. Comparable store revenues decreased $2.5 million or 4.6%, to $52.0 million for the six months ended June 30, 1997 from $54.7 million for the six months in 1996. The decrease in comparable store revenues was primarily the result of a decrease in units on rent for the six months ended June 30, 1997 as compared to the same period in 1996. Comparable store operating profit decreased $2.0 million or 17.9%, to $9.2 million for the six months ended June 30, 1997 from $11.2 million for the same period in 1996. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit as a result of fewer units on rent in 1997 with an increase in store operating expenses as previously discussed.

      Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses decreased by $0.5 million or 9.1%, to $5.0 million for the six months ended June 30, 1997 from $5.5 million for the six months in 1996. Field and corporate general and administrative expenses for the six months ended June 30, 1997 as a percentage of revenue decreased 9.4% from 9.8% for the same period in 1996. The decrease is primarily due to reduced compensation and benefit costs.

      Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $1.9 million or 32.8%, to $3.9 million for the six months ended June 30, 1997 from $5.8 million for the six months in 1996. The decrease in income before interest, taxes and amortization of intangibles is primarily the result of the decrease in store operating profit for the six months ended June 30, 1997 as compared to the same period in 1996. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 7.3% for the six months ended June 30, 1997 from 10.3% for the same period in 1996.

      Net loss. Net loss decreased $0.1 million or 10% to $0.9 million for the six months ended June 30, 1997 from $1.0 million for the three months in 1996. Net loss as a percentage of revenue decreased from 1.8% to 1.7%.

  LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary capital expenditures are purchases of rental merchandise throughout the year to replace rental merchandise which has been sold or charged-off. Total purchases of rental merchandise were $17.1 million during the six months ended June 30, 1997. The Company's other capital expenditures consist of purchases of property, fixtures and office equipment, including store improvements. Total combined capital expenditures on these items for the six months June 30, 1997 totaled $1.8 million primarily due to new stores, emphasis on remodeling existing stores and computer upgrades.

      The Company's long-term notes (the "Notes") of $60,000,000 were issued in connection with the acquisition of RTO and WBC in June 1995 and bear interest at the rate of 12 7/8% per annum payable semi-annually on June 15 and December
  15. On or after June 15, 1999 the Notes will be redeemable at the option of the Company, in whole or in part, at the redemption prices as defined, plus accrued and unpaid interest to the date of redemption.

      On May 10, 1997 the Company canceled a $25,000,000 revolving line of credit with Wells Fargo Bank (the "Line of Credit") entered into May 11, 1995. In November 1996, the Company and Wells Fargo amended the Line of Credit to reduce the available borrowings under the Line of Credit to $12,500,000. The Line of Credit was subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings. The Line of Credit was collateralized by substantially all of the rental merchandise of the Company and bore interest at prime plus 1%. The Line of Credit included various financial and other covenants which, among other things, provided that borrowings by the Company could not exceed an amount equal to 50% of the aggregate book value of the Company's rental merchandise.

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

      The Company's primary sources of liquidity are expected to be its cash flow from operations and short-term investments currently available. Management intends to expand its operations through acquisitions and new store openings. The Company has continued to consolidate stores that operated in overlapping geographic markets and sold certain other stores that were not located within the Company's targeted geographic markets. The Company has opened four new stores in the three months ended June 30, 1997. Additional expansion is planned for the remainder of 1997 in several strategic geographic regions to strengthen the Company's market position. The Company does not have any mandatory debt amortization requirements until the year 2003.

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

    10.3      Consulting Agreement*

    10.4      Central Rents, Inc. Vehicle Lease Agreement**

    10.5      Central Rents, Inc. 1994 Stock Option Plan**

    10.6 Credit Agreement by and between Central Rents, Inc. as Borrower and Wells Fargo Bank National Association, as Bank, dated May 11, 1995***

    10.7 First Amendment to Credit Agreement by and between Central Rents, Inc. as borrower and Wells Fargo Bank National Association as Bank, dated November 4, 1996****

    27        Financial Data Schedule

     (b)      Reports

              No reports on Form 8-K were required to be filed by the Company during the three months ended June 30, 1997.


------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-81370)

** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1994

*** Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1995

**** Incorporated by reference from the Company's From 10-Q for the quarterly period ended September 30, 1996

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CENTRAL RENTS, INC.


   August 14, 1997                           /s/ GARY M. CYPRES
                                             -----------------------
                                             Gary M. Cypres
                                             Chairman


   August 14, 1997                           /s/ DEREK S. STAMPER
                                             -----------------------
                                             Derek S. Stamper
                                             President


   August 14, 1997                           /s/ A. KEITH WALL
                                             -----------------------
                                             A. Keith Wall
                                             Vice President
                                             Chief Financial Officer

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

     10.3      Consulting Agreement*

     10.4      Central Rents, Inc. Vehicle Lease Agreement**

     10.5      Central Rents, Inc. 1994 Stock Option Plan**

     10.6 Credit Agreement by and between Central Rents, Inc. as Borrower and Wells Fargo Bank National Association, as Bank, dated May 11,
               1995***

     10.7      First Amendment to Credit Agreement by and between Central Rents,
               Inc. as Borrower and Wells Fargo Bank National Association as
               Bank, dated November 4, 1996****

     27        Financial Data Schedule

------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-81370)

** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1994

*** Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1995.

**** Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 1996.