Form 10-Q
period 1997-09-30
CENTRAL RENTS INC
filed 1997-11-13
CIK 926845

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-81370

                               CENTRAL RENTS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                 95-4476294
     -------------------------------                 ----------------
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
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.             YES   X   NO
                                 ------   ------

Number of shares outstanding as of November 13, 1997: 617,045

                               CENTRAL RENTS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                                         Page No.
---------------------------------------------------------------------------------------------------------------------------------

PART I.                                            FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements:

              Condensed Balance Sheets at September 30, 1997 and December 31, 1996 ........................................  1

              Condensed Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996...........  2

              Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 ....................  3

              Notes to Condensed Financial Statements  ....................................................................  4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations  ......................  6


PART II.                                            OTHER INFORMATION

Item 5.       Other Information  ..........................................................................................  9

Item 6.       Exhibits and Reports on Form 8-K ............................................................................  9

Signatures    ............................................................................................................. 10

PART I.           FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS

                               CENTRAL RENTS, INC.

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                           September 30,       December 31,
                                                                                1997               1996
                                                                              --------           --------
                                     ASSETS
Cash and cash equivalents                                                     $ 10,075           $ 12,808
Receivables and prepaid expenses                                                 2,312              2,348
Due from related parties                                                           271                 --
Income tax receivable - related party                                              872              1,871
Rental merchandise, net                                                         31,918             34,381
Property and equipment, net                                                      3,910              2,527
Deferred financing costs, net                                                    1,670              1,957
Non-compete agreement, net                                                          --              1,275
Excess of cost over net assets acquired, net                                     6,674              6,861
Deferred income taxes, net                                                       9,246              8,156
Other assets                                                                       133                279
                                                                              --------           --------
        Total assets                                                          $ 67,081           $ 72,463
                                                                              ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                              $  1,028           $  5,332
Accrued expenses                                                                 6,785              5,682
Due to related parties                                                              --                237
Accrued interest                                                                 2,253                322
Long-term notes                                                                 58,300             58,094
                                                                              --------           --------
        Total liabilities                                                       68,366             69,667
Commitments and contingencies
Stockholders' equity (deficit):
        Preferred stock, $0.01 par value,
           100 shares authorized; no shares issued                                  --                 --
        Common stock, $0.01 par value, 2,000,000 shares authorized;
           617,045 and 551,045 shares issued and outstanding in 1997
           and 1996, respectively                                                    6                  6
        Additional paid-in capital                                              22,944             22,944
        Retained deficit                                                       (24,235)           (20,154)
                                                                              --------           --------
           Total stockholders' equity (deficit)                                 (1,285)             2,796
                                                                              --------           --------
        Total liabilities and stockholders' equity (deficit)                  $ 67,081           $ 72,463
                                                                              ========           ========




                  See notes to condensed financial statements.

                               CENTRAL RENTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)



                                                  Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                ----------------------      ----------------------
                                                  1997          1996          1997          1996
                                                --------      --------      --------      --------
Revenues                                        $ 25,409      $ 26,468      $ 78,539      $ 82,635
                                                --------      --------      --------      --------

Costs and expenses:
        Selling, general and administrative       16,206        15,084        47,202        45,910
        Cost of merchandise sold                     791           936         2,756         2,915
        Depreciation and amortization -
           Rental merchandise                      7,723         7,773        23,172        24,503
           Property and equipment                    451           374         1,227         1,176
                                                --------      --------      --------      --------
                                                  25,171        24,167        74,357        74,504
                                                --------      --------      --------      --------

Income before interest, taxes and
amortization of intangibles                          238         2,301         4,182         8,131

Amortization of intangibles                           68           883         1,479         4,380
                                                --------      --------      --------      --------

Income from operations                               170         1,418         2,703         3,751
Interest expense, net                              1,945         1,882         5,868         5,697
                                                --------      --------      --------      --------
Loss before income taxes                          (1,775)         (464)       (3,165)       (1,946)
Income tax benefit                                   584           144         1,084           639
                                                --------      --------      --------      --------
Net loss                                         $(1,191)     $   (320)     $ (2,081)     $ (1,307)
                                                ========      ========      ========      ========

Per share data:

Net loss per common share                       $  (1.93)     $   (.58)     $  (3.45)     $  (2.37)
                                                ========      ========      ========      ========

Weighted average common shares outstanding           617           551           603           551
                                                ========      ========      ========      ========










                  See notes to condensed financial statements.

                               CENTRAL RENTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                         ----------------------
                                                                                           1997          1996
                                                                                         --------      --------
Cash flows from operating activities:
        Net loss                                                                         $ (2,081)     $ (1,307)
        Adjustments to reconcile net loss to net cash provided by
           operating activities:
               Depreciation of rental merchandise                                          23,172        24,503
               Depreciation and amortization of property and equipment                      1,227         1,176
               Amortization of intangibles                                                  1,479         4,380
               Amortization of debt discount                                                  206           206
               Amortization of deferred financing costs                                       287           248
               Increase in deferred income taxes                                           (1,090)         (132)
        Changes in operating assets and liabilities:
               Decrease (increase) in receivables, prepaid expenses and other assets          165          (120)
               Increase in rental merchandise, net of $3,394 retirements
                 in 1997 and $2,841 in 1996                                               (20,709)      (21,320)
               Decrease in income tax receivable - related party                              999           186
               Decrease in accounts payable                                                (4,304)       (6,096)
               Increase in due from related parties                                          (271)           --
               Decrease in due to related parties                                            (237)         (528)
               Increase in accrued expenses                                                 1,103         2,583
               Increase in accrued interest                                                 1,931         1,931
                                                                                         --------      --------
               Net cash provided by operating activities                                    1,877         5,710
                                                                                         --------      --------
Cash flows from investing activities:
        Purchase of property and equipment                                                 (2,610)         (832)
                                                                                         --------      --------
               Net cash used by investing activities                                       (2,610)         (832)
                                                                                         --------      --------
Cash flows from financing activities:
        Dividends paid                                                                     (2,000)           --
                                                                                         --------      --------
               Net cash used in financing activities                                       (2,000)           --
                                                                                         --------      --------

Net decrease in cash and cash equivalents                                                  (2,733)        4,878
Cash and cash equivalents, beginning of period                                             12,808        14,552
                                                                                         --------      --------
Cash and cash equivalents, end of period                                                 $ 10,075      $ 19,430
                                                                                         ========      ========

Cash paid during the period for:
Interest                                                                                 $  3,925      $  3,934
Income taxes                                                                                   85           460






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

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (SFAS 129), Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of Enterprise and Related Information" (SFAS 131) in fiscal year 1997. The Company will be required to adopt SFAS 128 and 129 in fiscal year 1997 and SFAS 130 and 131 in fiscal year 1998. The Company does not expect that the adoption of SFAS 128 and SFAS 129 will have a material effect on its financial position or its results of operations for the year ended December 31, 1997.

C.     Amortization of Intangibles

       In connection with the Acquisition, one of the sellers entered into a non-compete agreement with the Company. The non-compete agreement was amortized over a period of 3 years. Amortization of the non-compete agreement was 50% in year one, 35% in year two and 15% in year three. The agreement was fully amortized at June 30, 1997.

       The excess of cost over net assets acquired, which relates primarily to the Acquisition of RTO and WBC and other stores in 1995, is currently being amortized on a straight-line basis over a period of 30 years. The purchase allocation may change upon the resolution of certain issues with the seller. The Company periodically reviews the excess of cost over net assets acquired to assess recoverability. Impairment would be recognized in operating results if a permanent diminution in value were to occur, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

       On May 10, 1997, the Company canceled a revolving line of credit agreement with Wells Fargo Bank (the "Line of Credit") which was entered into on May 9, 1995. The Line of Credit was subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings.

E.     Related Party Transactions

       The Company has entered into an Administrative Services Agreement (the "Administrative Services Agreement") with Banner pursuant to which Banner or one of the other Banner subsidiaries, other than the Company, may provide purchasing, advertising, accounting, insurance, health and other benefits, real estate, management information systems, and other services to the Company. The Company is required to reimburse Banner for its allocable share of direct and overhead costs determined on the basis of the Company's percentage utilization, if any, of the applicable services contemplated by the Administrative Services Agreement. The Administrative Services Agreement can be automatically extended for successive one-year terms through June 3, 2004 unless the Company gives at least 30 days prior notice at the end of the then current term that the Administrative Services Agreement will terminate. As long as Banner or any other Banner subsidiary beneficially owns more than 50% of the voting stock of the Company, the Administrative Services Agreement shall not be terminable by Banner or any other Banner subsidiary as a result of any breach of the Administrative Services Agreement by the Company. During the nine months ended September 30, 1997, the Company purchased $501,000 of merchandise from Banner's Central Electric, a wholly owned subsidiary of Banner, in connection with the Administrative Services Agreement. The Company has not incurred any material common costs during the nine months ended September 30, 1997 or 1996 in connection with the Administrative Services Agreement.

       The Company and G.M. Cypres & Co., a related party of the Company through common ownership, entered into an agreement (the "Consulting Agreement") pursuant to which G.M. Cypres & Co. or its designee provides consulting, investment banking or similar services to the Company in consideration for the payment of certain fees and expenses, including an annual management fee (the "Management Fee"). Under the terms of the indenture entered into by the Company in connection with the issuance of the Notes, the fees and expenses payable under the Consulting Agreement must be reasonable and customary, and the Management Fee shall not exceed $375,000 per year. Management Fees under the terms of the Consulting Agreement totaled $281,250 for the nine months ended September 30, 1997 and 1996.

       Effective January 1, 1995, the Company entered into a triple net lease agreement with BCE Properties II, Inc., a related party of the Company through common ownership, for office space at the Company's corporate headquarters. The lease provides, among other things, for monthly rent of $10,000 through December 31, 2005. Rent expense for the nine months ended September 30, 1997 and 1996 totaled $90,000.

F.     Dividends

       On January 7, 1997 the Company declared a cash dividend of $3.24 per share on its common stock which was paid on March 5, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       Certain matters discussed in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, and perceived opportunities in the market. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

       This discussion and analysis highlights the results of operations of the Company during the three and nine months ended September 30, 1997 and 1996.

       The revenue, store operating profit, field and corporate general and administrative expenses, income before interest, taxes and amortization of intangibles, net loss and number of stores of the Company were as follows for the three and nine months ended September 30, 1997 and 1996 ($ in millions):


                                              Three Months Ended                     Nine Months Ended
                                                September 30,                          September 30,
                                           1997                1996              1997               1996
                                    ----------------   ----------------   ----------------   ----------------
Revenues ........................   $  25.4    100.0%  $  26.5    100.0%  $  78.5    100.0%  $  82.6    100.0%

Store operating profit ..........       3.2     12.6       4.9     18.5      12.1     15.4      16.2     19.6

Field and corporate general and
    administrative expenses .....       3.0     11.8       2.6      9.8       7.9     10.1       8.1      9.8

Income before interest, taxes and
    amortization of intangibles .       0.2      0.8       2.3      8.7       4.2      5.4       8.1      9.8

Net loss ........................      (1.2)    (4.7)     (0.3)    (1.1)     (2.1)    (2.7)     (1.3)    (1.6)

Number of stores (at end of period)         172                166                172                166


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

       Revenues. Total revenues decreased $1.1 million or 4.2% to $25.4 million for the three months ended September 30, 1997 from $26.5 million for the three months in 1996. The decrease in revenues is primarily the result of fewer units on rent combined with lower average revenue per unit. In addition, consolidation within the rental-purchase industry over the last several years, especially in the eastern and central states, has significantly increased the competitive climate in those states and contributed to the general deterioration in the number of units on rent. In the third quarter, a promotion was begun which slowed the decline in units on rent but resulted in a lower average revenue per unit.

       Store Operating Profit. Store operating profit decreased $1.7 million or 34.7% to $3.2 million for the three months ended September 30, 1997 from $4.9 million for the three months in 1996. The decrease in store operating profit was primarily the result of a decrease in gross profit of approximately $0.8 million as a result of lower revenues in the three months ended September 30, 1997 as compared to 1996. Total store operating expenses as a percentage of revenue increased to 56.7% of revenues in the three months ended September 30, 1997 from 50.9% for the three months in 1996. The increase in store operating expenses as a percentage of revenue was largely due to an increase in store advertising, occupancy costs, vehicle costs, and other expenses. Store operating profit as a percentage of revenue decreased to 12.6% of revenues for the three months ended September 30, 1997 from 18.5% for the same period in 1996. Operating expenses related to stores which opened during 1997 were $0.5 million, partially offset by revenue of $0.2 million, resulting in a net negative impact on total store operating profit of approximately $0.3 million. New stores incur operating losses prior to and just after opening, and generally continue to sustain losses for up to one year before turning a profit.

       Comparable Stores. Comparable store revenues decreased $0.9 million or 3.5%, to $24.7 million for the three months ended September 30, 1997 from $25.6 million for the three months in 1996. The decrease in comparable store revenues was primarily the result of lower average revenue per unit for the three months ended September 30, 1997 as compared to the same period in 1996. Comparable store operating profit decreased $1.5 million or 30.6%, to $3.4 million for the three months ended September 30, 1997 from $4.9 million for the same period in 1996. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit as a result of lower average revenue in 1997 and an increase in store operating expenses. Store operating expenses increased primarily due to higher occupancy costs related to relocations and expansions, new vehicles leased to replace an aging fleet, and increased advertising expenses.

       Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses increased by $0.4 million or 15.4%, to $3.0 million for the three months ended September 30, 1997 from $2.6 million for the three months in 1996. Field and corporate general and administrative expenses for the three months ended September 30, 1997 as a percentage of revenue increased to 11.8% from 9.8% for the same period in 1996. The increase in expenses is primarily due to approximately $0.4 million of severance and other one-time charges.

       Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $2.1 million or 91.3%, to $0.2 million for the three months ended September 30, 1997 from $2.3 million for the three months in 1996. The decrease in income before interest, taxes and amortization of intangibles is primarily the result of the decrease in store operating profit for the three months ended September 30, 1997 as compared to the same period in 1996. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 0.8% for the three months ended September 30, 1997 from 8.7% for the same period in 1996.

       Net loss. Net loss increased $0.9 million or 300% to $1.2 million for the three months ended September 30, 1997 from $0.3 million for the three months in 1996. Net loss as a percentage of revenue increased to 4.7% for the three months ended September 30, 1997 from 1.1% for the three months in 1996.



NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

       Revenues. Total revenues decreased $4.1 million or 5.0%, to $78.5 million for the nine months ended September 30, 1997 from $82.6 million for the nine months in 1996. The decrease in revenues is primarily the result of a decrease in units on rent partially offset by an increase in the average revenue per unit. Management believes the decline in the portfolio of units on rent is a result of the continued weakness in the consumer electronics and appliances marketplace coupled with increased competition, primarily in its operations in the eastern and central states. In addition, consolidation within the rental-purchase industry over the last several years, especially in the eastern and central states, has significantly increased the competitive climate in those states and contributed to the general deterioration in the number of units on rent and resultant revenue declines.

       Store Operating Profit. Store operating profit decreased $4.1 million or 25.3%, to $12.1 million for the nine months ended September 30, 1997 from $16.2 million for the nine months in 1996. The decrease in store operating profit was primarily the result of a decrease in gross profit of approximately $3.0 million as a result of lower revenues in the nine months ended September 30, 1997 as compared to 1996 with an increase of $1.1 million in store operating expenses. Total store operating expenses as a percentage of revenue increased to 53.8% of revenues in the nine months ended September 30, 1997 from 49.8% for the nine months in 1996. The increase in store operating expenses was largely due to an increase in advertising, occupancy costs, vehicle costs, and other expenses. Store operating profit as a percentage of revenue decreased to 15.4% of revenues for the nine months ended September 30, 1997 from 19.6% for the same period in 1996. Operating expenses related to stores which opened during 1997 were $0.9 million, partially offset by revenue of $0.2 million, resulting in a net negative impact on store operating profit of approximately $0.7 million. New stores incur operating losses prior to and just after opening, and generally continue to sustain losses for up to one year before turning a profit.

       Comparable Stores. Comparable store revenues decreased $3.4 million or 4.2%, to $76.7 million for the nine months ended September 30, 1997 from $80.1 million for the nine months in 1996. The decrease in comparable store revenues was primarily the result of a decrease in units on rent, partially offset by an increase in the average revenue per unit, for the nine months ended September 30, 1997 as compared to the same period in 1996. Comparable store operating profit decreased $3.5 million or 21.7%, to $12.6 million for the nine months ended September 30, 1997 from $16.1 million for the same period in 1996. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit in 1997 with an increase in store operating expenses as previously discussed.

       Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses decreased by $0.2 million or 2.5%, to $7.9 million for the nine months ended September 30, 1997 from $8.1 million for the nine months in 1996. Field and corporate general and administrative expenses for the nine months ended September 30, 1997 as a percentage of revenue increased to 10.1% from 9.8% for the same period in 1996. Savings is due to lower headcount offset by approximately $0.4 million of severance and other one-time charges.

       Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $3.9 million or 48.1%, to $4.2 million for the nine months ended September 30, 1997 from $8.1 million for the nine months in 1996. The decrease in income before interest, taxes and amortization of intangibles is primarily the result of the decrease in store operating profit for the nine months ended September 30, 1997 as compared to the same period in 1996. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 5.4% for the nine months ended September 30, 1997 from 9.8% for the same period in 1996.

       Net loss. Net loss increased $0.8 million or 61.5% to $2.1 million for the nine months ended September 30, 1997 from $1.3 million for the nine months in 1996. Net loss as a percentage of revenue increased from 1.6% to 2.7%.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary capital expenditures are purchases of rental merchandise throughout the year to replace rental merchandise which has been rented, sold or charged-off. Total purchases of rental merchandise were $24.1 million during the nine months ended September 30, 1997. The Company's other capital expenditures consist of purchases of property, fixtures and office equipment, including store improvements and store expansion. Total combined capital expenditures on these items for the nine months ended September 30, 1997 totaled $2.6 million primarily due to new stores, emphasis on remodeling existing stores and computer upgrades.

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

       On May 10, 1997 the Company canceled a revolving line of credit with Wells Fargo Bank (the "Line of Credit") entered into May 9, 1995. The Line of Credit bore interest at prime plus 1% and was subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings.

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

       The Company's primary sources of liquidity are expected to be its cash flow from operations and short-term investments currently available. The Company has continued to consolidate stores that operated in overlapping geographic markets and sold certain other stores that were not located within the Company's targeted geographic markets. The Company has opened six new stores in the three months ended September 30, 1997 for a total of ten new stores opened year-to-date. One additional store is expected to be opened by year-end. The Company does not have any mandatory debt amortization requirements until the year 2003.

PART II.   OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

Derek S. Stamper resigned his position as President of the Company effective September 26, 1997. No immediate replacement is planned. Instead, the Company has established an Office of the President, consisting of Gary M. Cypres, Chairman of the Board and Chief Executive Officer, A. Keith Wall, Vice President and Chief Financial Officer, Jonathan D. Martin, Administrative Director of Legal Affairs, and Stephen E. Pearson, Vice President of Operations.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)         Exhibits

   3.1         Amended and Restated Certificate of Incorporation of Central
               Rents, Inc.*
   4.2         Purchase Agreement dated June 3, 1994*
   4.3         Registration Rights Agreement dated June 3, 1994*
   4.4         Indenture dated June 3, 1994*
   4.5         Form of Series A Note (Included in Exhibit 4.3)*
   4.6         Form of Series B Note (Included in Exhibit 4.3)*
   4.7         Warrant Agreement dated June 3, 1994*
   10.8        Tax Sharing Agreement*
   10.9        Administrative Services Agreement*
   10.10       Consulting Agreement*
   10.11       Central Rents, Inc. Vehicle Lease Agreement**
   10.12       Central Rents, Inc. 1994 Stock Option Plan**
   10.13       Credit Agreement by and between Central Rents, Inc. as Borrower and Wells Fargo Bank National Association, as Bank, dated May 9,
               1995***
   10.7        First Amendment to Credit Agreement by and between Central Rents,
               Inc. as borrower and Wells Fargo Bank National Association as
               Bank, dated November 4, 1996****
   27          Financial Data Schedule

   (b)         Reports
               No reports on Form 8-K were required to be filed by the Company during the three months ended September 30, 1997.



--------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-81370)
** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1994
*** Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1995
**** Incorporated by reference from the Company's From 10-Q for the quarterly period ended September 30, 1996

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CENTRAL RENTS, INC.


November 13, 1997                                  /s/ GARY M. CYPRES
                                                   ---------------------------
                                                   Gary M. Cypres
                                                   Chairman




November 13, 1997                                  /s/ A. KEITH WALL
                                                   ---------------------------
                                                   A. Keith Wall
                                                   Vice President
                                                   Chief Financial Officer

INDEX TO EXHIBITS


Exhibit
Number                            Description

  3.1      Amended and Restated Certificate of Incorporation of Central Rents,
           Inc.*
  4.2      Purchase Agreement dated June 3, 1994*
  4.3      Registration Rights Agreement dated June 3, 1994*
  4.4      Indenture dated June 3, 1994*
  4.5      Form of Series A Note (Included in Exhibit 4.3)*
  4.6      Form of Series B Note (Included in Exhibit 4.3)*
  4.7      Warrant Agreement dated June 3, 1994*
  10.8     Tax Sharing Agreement*
  10.9     Administrative Services Agreement*
  10.10    Consulting Agreement*
  10.11    Central Rents, Inc. Vehicle Lease Agreement**
  10.12    Central Rents, Inc. 1994 Stock Option Plan**
  10.13 Credit Agreement by and between Central Rents, Inc. as Borrower and Wells Fargo Bank National Association, as Bank, dated May 9, 1995***
  10.7 First Amendment to Credit Agreement by and between Central Rents, Inc. as Borrower and Wells Fargo Bank National Association as Bank, dated November 4, 1996****
  27       Financial data schedule


----------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-81370)
** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1994
*** Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1995.
**** Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 1996.