Form 10-K405
period 1997-12-31
CENTRAL RENTS INC
filed 1998-03-31
CIK 926845

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                               (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Not Applicable

At March 30, 1998, the number of outstanding shares of Common Stock of the Registrant was 617,045.

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

COMPANY OVERVIEW

         The Company operates rental-purchase stores in the United States with 175 stores in 20 states. The Company rents a broad range of consumer products, including electronics, jewelry, appliances and furniture. Management believes that the most attractive features of its rental-purchase program are the ability of the Company to offer customers quality name-brand products without the requirements of a down payment, security deposit or formal credit check, while providing the customer with the opportunity to return the product at the customer's option without penalty or recourse.

         The typical rental-purchase customer is between 18 and 45 years old, rents his or her place of residence, has a household income below $30,000 and does not have easy access to credit. The customer enters into a weekly or monthly rental-purchase agreement which renews automatically upon receipt of additional payments. Ownership of the rental merchandise only transfers to the customer when the customer has renewed the rental-purchase agreement, and continuously made payments, generally for a period of 12 to 30 months. Based on Company and industry data, management believes that approximately 80% of customers do not renew the agreement, and return the product, usually within three to five months. As a result, a majority of the Company's transactions can be viewed as short-term rentals. The customer usually chooses not to renew the agreement because of the customer's financial situation or because the customer's need for the product changes.

         The Company operates 43 stores in California with Ohio, Arizona and Indiana having 20, 20 and 17 stores, respectively. The Company's remaining 75 stores are located throughout the southern, southwestern and midwestern states. The Company operated in 1994 as two businesses, RTO Enterprises, Inc., through its wholly-owned subsidiary RTO, Inc. (collectively referred to as "RTO") and WBC Holdings, Inc. ("WBC"). RTO was headquartered in Deerfield, Illinois until January 1995 when the Company relocated RTO's corporate office to the Company's headquarters in Commerce, California. WBC was headquartered in Houston, Texas. The Company moved most of WBC's operations to Commerce, California in the first quarter of 1995 and closed WBC's Houston office in June 1995. The Company effected a statutory merger of RTO and WBC into the Company in April 1995.

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

         During the 1990's the rental-purchase industry has been consolidating. The top ten operators account for approximately 45% of the industry at December 1997 compared to 38% a year ago. In the last four years more than 1,800 stores have been purchased, merged or are awaiting previously announced combinations. Therefore, most of the change in the competitive environment has occurred through a change in ownership instead of through new store openings. Another significant change in the industry is the change in ownership of the larger companies. In 1995 only four of the top ten chains were publicly owned. As of December 1997, six of the top ten companies were publicly owned with the three largest accounting for over 31% of the industry. The following table identifies the top ten chains.

RTO INDUSTRY'S LARGEST CHAINS                               Number       Percentage
ESTIMATES AS OF DECEMBER, 1997                                of           of U.S.
                                            Ownership      Stores (1)      Stores
                                            ---------      ----------      ------

1. Rent-A-Center                          Public-ADRs(2)     1,469          18.4%
2. Renter's Choice                        Public (3)           766           9.6%
3. Aaron Rents                            Public (4)           282           3.5%
4. RTO, Inc. (Action TV)                  Private (6)          275           3.4%
5. Rent-Way, Inc.                         Public (5)           191           2.4%
6. CENTRAL RENTS, INC.                    PRIVATE              175           2.2%
7. Alrenco, Inc.                          Public (6)           165           2.1%
8. Champion RTO                           Private (5)          145           1.8%
9. Best Way Rental, Inc.                  Public                65           0.8%
10.Rainbow Rentals                        Private               62           0.8%
                                                             -----         -----
   Total                                                     3,595          44.9%
                                                             =====         =====
   Total RTO Stores                                          8,000         100.0%
                                                             =====         =====

(1) Source: Publicly available information. Total industry store count estimates range from 7,500 to 8,500 stores.
(2) Includes 63 franchised Rent-A-Center stores, 139 Remco Stores, and 103 U-Can Rent stores. Rent-A-Center is owned by THORN, plc.
(3) Includes 504 Company operated Renters Choice stores and 262 franchised ColorTyme stores.
(4) Includes 181 Company operated and 101 franchised stores and includes the recently completed acquisition of 40 RentMart stores. Excludes Aarons Rents non rental-purchase stores.
(5) In January 1998, Rent-Way announced that it had completed the acquisition of 50 stores from Ace T.V. Rentals. Rent-Way further announced that it had signed a letter of intent to acquire the 145 store chain Champion Rentals.
(6) On February 26, 1998, Alrenco, Inc. and RTO, Inc. announced the completion of the merger of the two companies. The new company, which will operate as Home Choice Lease or Own, will have a combined total of 440 stores.

         The Company competes directly with other national and local rental-purchase companies, and to a lesser extent with other discount retail chains. Competition within the industry is based primarily on store location, price, product selection and customer service. The Company's larger competitors have significantly greater resources available to them than does the Company.

STORE SYSTEM

         At December 31, 1997, the Company operated 175 stores in 20 states nationwide. The following table illustrates the number of stores in each state.

STORE LOCATIONS

Alaska                   1       Louisiana                  4
Arizona                 20       Nevada                     8
Arkansas                 1       New Mexico                 1
California              43       Ohio                      20
Florida                  2       Oklahoma                   9
Georgia                  2       South Carolina             5
Illinois                 6       Tennessee                 10
Indiana                 17       Texas                      7
Iowa                     1       Virginia                   4
Kentucky                 7       West Virginia              7
                                                          ---
                                                          175
                                                          ===

         During the past three years, the number of stores operated dropped from 175 at the beginning of 1995 to a low of 165 at the end of 1996, and climbed to 175 by the end of 1997. The stores opened during this period reflect new store openings and store acquisitions. Nineteen stores were merged, closed or sold during the past three years.

                                                     Store Openings and Closings
                                                     ---------------------------
                                                     1995       1996       1997
                                                     ----       ----       ----

Stores Open at Beginning of Year                      175        167        165
Stores Opened and Acquired                              5          1         13
Stores Merged, Closed or Sold                         (13)        (3)        (3)
                                                     ----       ----       ----
Stores Open at End of Year                            167        165        175
Net Increase (Decrease) in Stores                      (8)        (2)        10

         The Company leases all of its facilities. Most of the leases provide for three to five year terms with options to renew. The stores average approximately 3,100 square feet in floor space consisting primarily of merchandise display areas with a limited storage space for inventory. Most of the stores' merchandise available for rental is therefore on display. The typical store operation utilizes a manager, an assistant manager, two to three account managers, a delivery driver and occasionally a customer service representative or cashier. Store locations are selected based upon a study of potential customers within a five mile radius of a potential site, the location of competitors, customer traffic for the site, accessibility and cost. Stores are typically located in or near low income neighborhoods. The Company prefers to locate its stores in strip shopping centers with a large anchor tenant and other suitable tenants. Before a new site is selected or a lease negotiated, the Company performs a demographic study which highlights the median income, housing, and other factors that affect the buying patterns of potential rental-purchase customers in the area. The stores are generally open six days per week. Currently, the Company operates under the names "RTO", "RTO Rents", "Central Options to Own" and "Rentronics." In California, Arizona and northern Nevada the Company operates under the name "Central Rental and Purchase."

STORE OPERATIONS


PRODUCTS AND SUPPLIERS

         The Company typically rents products to customers in four broad categories: electronics, appliances, furniture and accessories. Electronic products generally account for approximately 45% of the Company's revenue, whereas appliances, furniture and accessories account for 23%, 25% and 7%, respectively. The Company's stores maintain sufficient inventory to offer customers a choice of models, styles and brands.

         The Company uses only top brand suppliers such as JVC, Whirlpool, GE Appliances, Zenith, Sanyo Fisher, Toshiba, Magnavox, Ashley, Douglas and Pilliod. No supplier accounted for more than 17% of merchandise purchased by the Company during 1997 and 1996. Although the Company presently expects to continue relationships with its existing suppliers, there are numerous sources of products, and the Company does not believe its operations are significantly dependent on any one of its present suppliers.

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

         Appliances. Appliances include refrigerators, washers, dryers, microwave ovens, freezers and ranges. Washers and dryers remain the most popular products in this category.

         Furniture. Furniture is a popular rental-purchase product. Furniture vignettes enable customers to visualize how the product will look in their homes and provide a showcase for accessories. During 1997 and 1996 the Company was able to expand some of its stores and therefore increase the amount of square footage allocated to furniture vignettes. This expansion has helped to increase revenues from furniture as a percentage of total revenues from approximately 24% in 1996 to approximately 25% in 1997.

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

    PRODUCT LIFE CYCLE

         The customer enters into a weekly or monthly rental-purchase agreement, which renews automatically upon receipt of additional payments. Ownership of the rental merchandise transfers to the customer if the customer has continuously renewed the rental-purchase agreement, generally, for a period of 12 to 30 months. Based on Company and industry data, management believes that approximately 80% of customers do not renew the agreement and return the product, usually within three to five months. As a result, a majority of the Company's transactions can be viewed as short-term rentals. The customer usually chooses not to renew the agreement because the customer's financial situation or need for the product changes. The Company's minimum required rental term is for one week or one month. Management believes that the average period of time for which customers rent merchandise from the Company is approximately three months. Typically a product is returned and rented four times during its life cycle. Each of these rental periods requires delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. These numerous transactions, in addition to the Company foregoing a traditional credit check and its unconditional repair and replacement programs, result in high operating expenses, thus requiring higher aggregate payments than are charged by an installment purchase or credit retailer.

   RENTAL CONTRACTS

         Merchandise is provided to customers under written rental agreements which set forth the terms and conditions of the transactions. Since legal requirements vary by state, agreements are customized accordingly. The rental agreement is ordinarily signed at the store, but may be signed at the customer's residence if the customer orders the product by telephone and requests home delivery. The rental-purchase application requires that potential customers provide sufficient personal information to allow the Company to verify their source of income. References provided by the customer are contacted to verify the customer's application. The process usually takes less than an hour. The agreement's terms and conditions are thoroughly explained to the customer. The customer enters into a weekly or monthly rental-purchase agreement which renews automatically upon receipt of additional payments. Rental payments are generally made in cash or by money order and occasionally by check. Ownership of the rental merchandise transfers to the customer if the customer continually renews the rental-purchase agreement for the duration of the payment schedule, generally, for a period of 12 to 30 months. If a customer does not renew the agreement, the merchandise is returned to the store and, provided it is in merchantable condition, is available for rent to another customer. If the condition of the merchandise is deemed inadequate for rental, it is either sold outright or removed from the store's inventory.

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

    GENERAL ECONOMIC RISK

         The economic risks associated with the Company's business run counter to the general economy. In a period of mild slowdown or recession the Company generally experiences stronger demand for its products and services because a greater number of potential customers are without access to traditional credit sources. Conversely, in a period of economic growth or expansion, the Company tends to see a reduction in the demand for its products and services. A sustained period of strong economic growth or a severe depression could materially affect the Company's financial condition and results of operations.

    DEPENDENCE ON CALIFORNIA MARKET

         Approximately 25% of the Company's stores are located, and approximately 26% of revenues are generated in California. Therefore, the Company's performance depends upon economic conditions in California, and may be adversely affected by social factors or natural disasters in California. A period of sustained economic growth or a severe depression in the California economy could have a material adverse effect on the Company's results of operations and financial condition.

    ADVERTISING

         A significant portion of the Company's advertising expenditures have been for television media. Management believes such advertising benefits its marketing because of increased name recognition. Direct mail advertising is used frequently for special sales events which promote selected products. The yellow pages also account for a significant portion of the advertising expenditures, followed to a lesser degree by newspaper and point-of-sale merchandising. During 1997, 1996 and 1995 the Company's advertising expenditures totaled $6,668,000, $5,822,000 and $5,394,000 or 6.4%, 5.4% and 4.6% of revenue, respectively.

    EMPLOYEES

         The Company currently has 580 hourly employees and 230 salaried employees and provides its employees with a benefit package believed to be comparable to what other companies in the industry provide their employees.

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

GOVERNMENT REGULATION

    FEDERAL REGULATION

         Although certain proposed federal regulations are under consideration, no federal legislation has been enacted regulating rental-purchase transactions. As of the date hereof, two bills have been introduced in Congress that would regulate the rental-purchase industry. One of the bills is supported by the Association of Progressive Rental Organizations ("APRO") and mandates certain disclosures to customers similar to those required by most state legislation. The Company does not believe that this bill, if enacted, would have a material adverse effect upon its operations.

         The other bill includes certain credit sale requirements and would subject rental-purchase transactions to interest rate, finance charge and fee limitations, as well as the Federal Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the Fair Credit Reporting Act. This bill would also require the Company to make certain disclosures to customers about the terms of the rental-purchase transaction. The Company believes that in the event federal legislation is enacted regulating rental-purchase transactions as credit sales, the Company would be able to adapt to the new laws by repositioning itself as a rent-to-rent business. However, there can be no assurance that the proposed legislation, if enacted, would not have a material adverse effect on the business of the Company.

    STATE REGULATION

         Various states have regulated the industry. APRO and its member businesses have worked to see laws implemented in 45 states that regulate the rental-purchase industry. These laws require the companies to provide certain disclosures to customers regarding the terms of the rental-purchase transaction. Only Alaska, Montana, New Jersey, North Carolina and Wisconsin have not passed positive rental-purchase legislation. Of the states without rental-purchase legislation, the Company only operates in Alaska. Management believes that the operations of the Company are in material compliance with applicable state rental-purchase laws.

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

         Management believes it is more likely than not that it will realize the net deferred tax assets recorded on the accompanying financial statements and accordingly no valuation allowance has been provided. This conclusion is based on the expectation of future taxable income relating to the potential sale or disposition of all or a part of the assets of the Company some time in the future, or through taking the Company public providing for additional capital for growth and expansion. If the Company is unable to generate sufficient taxable income through operating results or dispositions and alternative strategies are not viable, then the establishment of a valuation allowance may be necessary.

ITEM 2. PROPERTIES

         The Company currently leases all of its stores, corporate headquarters and other facilities. Compliance with federal, state and local laws and regulations governing pollution and protection of the environment did not have any material effect upon the financial condition or the results of operations of the Company during 1997.

ITEM 3. LEGAL PROCEEDINGS

         The Company was involved in certain legal proceedings during 1997 in the normal course of business. The outcome of these matters will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         There is no established trading market for the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(Dollars in Millions, Except Per Share Data, Shares in Thousands)

         The following table summarizes certain selected financial data of the Company and should be read in conjunction with the historical Financial Statements of Central Rents, Inc., and related notes:

                                                                                             (Unaudited)
                                                                                              RTO & WBC
                                                                                             Predecessor
                                                                                               Company
                                                                                (Unaudited)   Historical
                                                                                 Pro Forma     Combined
                                                  Actual     Actual    Actual    ---------     --------
                                                   1997       1996     1995(3)      1994         1993
                                                   ----       ----     -------      ----         ----

Operating Data:
Revenues                                         $ 103.5    $ 108.8    $ 118.0    $ 121.3      $ 120.3
Store operating profit                              15.6       20.6       25.4       27.5         25.5
General and administrative expenses                 10.2       10.8       11.2       12.7         12.9
Income before interest, taxes and
  amortization of intangibles                        5.4        9.9       14.2       14.8         12.6
Amortization of intangibles                          1.5        5.2       19.6       27.8          0.7
Net income (loss)                                   (2.9)      (1.8)      (9.2)     (13.2)         6.7

Basic net loss per share                         $ (4.79)   $ (3.34)   $(16.89)   $(24.64)        --
Diluted net loss per share                         (4.79)     (3.34)    (16.89)    (24.64)
Weighted average shares outstanding                  607        551        542        534         --

Number of stores at year end or
  period end                                         175        165        167        175          176

Unaudited Pro Forma Data(1):
Unaudited Pro forma income before interest,
  taxes and amortization of intangibles                                                        $  13.0
Unaudited Pro forma net loss                                                                   $ (14.5)
Unaudited Pro forma basic net loss per share                                                   $(27.24)
Unaudited Pro forma diluted net loss per share                                                 $(27.24)
Unaudited Pro forma weighted average shares
  outstanding                                                                                      534

Balance Sheet Data(2):
Cash and cash equivalents                        $   5.7    $  12.8    $  14.6    $  15.8      $   1.6
Rental merchandise, net                             36.7       34.4       34.6       34.1         31.1
Intangibles, net                                     6.6        8.1       13.2       28.4         10.6
Total assets                                        67.8       72.5       79.9       89.0         57.4
Total long-term debt                                58.4       58.1       57.8       57.5         22.6
Redeemable preferred stock                          --         --         --         --           12.1
Stockholders' equity (deficit)                      (2.1)       2.8        4.6       13.0          6.6

(1) Adjustments were made to 1993 amounts for changes in interest expense attributable to the issuance of long-term notes to finance the acquisition of RTO and WBC, the estimated increases in depreciation and amortization of the revalued assets and intangibles and other pro forma adjustments.

(2) Balance sheet data at December 31, 1997, 1996 and 1995 represents the historical audited financial data for Central Rents, Inc., see Financial Statements and related notes. Balance sheet data also represents unaudited proforma financial data at December 31, 1994, and unaudited historical combined financial data at December 31, 1993.

(3) Effective January 1, 1995, the Company changed its year end to a calendar year ending on December 31. In 1994, the pro forma results of operations included the results of operations of RTO for the 52 week fiscal year ended December 31, 1994 and WBC for the 53 week fiscal year ended December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements of Central Rents, Inc., and related notes.

RESULTS OF OPERATIONS

         This discussion and analysis compares the results of operations of the Company during the years ended 1997 with 1996 and 1996 with 1995.

         The revenues; store operating profit; general and administrative expenses; income before interest, taxes and amortization of intangibles; interest, taxes, and amortization of intangibles; net loss; and number of stores of the Company were as follows for the periods indicated below. (Dollars in Millions):

                               December 31,            December 31,        December 31,
                                  1997                     1996                1995
                               ------------            ------------        ------------

Revenues                    $103.5     100.0%       $108.8     100.0%   $118.0     100.0%

Store operating profit        15.6      15.0          20.6      19.0      25.4      21.6

Field and corporate
  general and
  administrative expenses     10.2       9.9          10.8       9.9      11.2       9.5

Income before interest,
  taxes and amortization
  of intangibles               5.4       5.2           9.9       9.1      14.2      12.0

Interest, taxes and
  amortization of
  intangibles                  8.3       8.0          11.7      10.8      23.4      19.8

Net loss                      (2.9)     (2.8)         (1.8)     (1.7)     (9.2)     (7.8)

Number of stores at
  year end                         175                     165                  167

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996.

         Revenues. Total revenues decreased $5.3 million or 4.9% to $103.5 million for the year ended December 31, 1997 from $108.8 million for 1996. The decrease in revenues is primarily the result of a decrease in units on rent combined with a decrease in the average revenue per unit. The decrease in units on rent is a result of increased competition largely in the eastern and central states which was partially offset by a gain in units on rent in the western states. A value oriented third quarter promotion slowed the deterioration of units on rent, however, it resulted in a lower average revenue per unit. New stores opened during the year contributed $0.6 million of revenues.

         Store Operating Profit. Store operating profit decreased $5.0 million or 24.3% to $15.6 million for the year ended December 31, 1997 compared to $20.6 million for the year ended December 31, 1996. The decrease in store operating profit was primarily the result of a decrease in gross profit of approximately $3.7 million as a result of lower revenues for the year ended December 31, 1997 as compared to 1996 combined with an increase of $1.3 million in store operating expenses. Total store operating expenses as a percentage of revenue increased to 54.3% of revenues for the year ended December 31, 1997 from 50.5% for 1996. The increase in store operating expenses was primarily due to opening new stores and higher spending on electronic media such as television and radio. Store operating profit as a percentage of revenue decreased to 15.0% of revenues for the year ended December 31, 1997 from 19.0% for 1996. Operating expenses related to stores which opened during 1997 were $1.4 million, partially offset by gross profit of $0.4 million, resulting in a net negative impact on store operating profit of approximately $1.0 million. New stores incur operating losses prior to and generally for one to two years after opening.

         Comparable Stores. Comparable store revenues decreased $4.8 million or 4.6%, to $100.2 million for the year ended December 31, 1997 from $105.0 million in 1996. The decrease in comparable store revenues was primarily the result of the decline in units on rent combined with a lower average rent per unit. Comparable store operating profit decreased $4.0 million or 19.5% to $16.5 million for the year ended December 31, 1997 compared to $20.5 million for the year ended December 31, 1996. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit.

         Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses decreased $0.6 million or 5.6%, to $10.2 million for the year ended December 31, 1997 from $10.8 million in 1996. Field and corporate general and administrative expenses for the year ended December 31, 1997 were 9.9% of revenue compared to 9.9% for 1996. The dollar savings were primarily due to reductions in headcount offset by severance and other one-time charges of approximately $0.4 million.

         Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $4.5 million or 45.5%, to $5.4 million for the year ended December 31, 1997 from $9.9 million for 1996. The decrease was primarily the result of lower store operating profit offset by reductions in field and corporate general and administrative expenses. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 5.2% for the year ended December 31, 1997 from 9.1% for 1996.

         Interest, Taxes, and Amortization of Intangibles. Interest, taxes and amortization of intangibles decreased by $3.4 million or 29.1% to $8.3 million for the year ended December 31, 1997 from $11.7 million in 1996. The decrease was primarily the result of the lower amortization expense in 1997 due to intangible assets that were fully amortized by the middle of 1997. Interest, taxes, and amortization of intangibles for the year ended December 31, 1997 were 8.0% as a percentage of revenue compared to 10.8% for 1996.

         Net Loss. Net loss increased $1.1 million or 61.1% to $2.9 million for the year ended December 31, 1997 from $1.8 million for 1996. Net loss as a percentage of revenue increased to 2.8% from 1.7%.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995

         Revenues. During the year ended December 31, 1996, total units on rent decreased 11.0%. This decrease resulted in a revenue decrease of $9.3 million or 7.8% to $108.8 million for the year ended December 31, 1996 from $118.0 million for 1995. Approximately $2.7 million of the revenue decrease for the year ended December 31, 1996 was primarily due to fewer stores in operation in California during this period in 1996 as compared to the same period in 1995. Management believes the decline in the number of units on rent was a result of weakness in the consumer electronics and appliance marketplace coupled with increased competition, primarily in its operations in the eastern and central stores.

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

         Interest, Taxes, and Amortization of Intangibles. Interest, taxes, and amortization of intangibles decreased by $11.7 million or 50.0% to $11.7 million for the year ended December 31, 1996 from $23.4 million in 1995. The decrease was primarily the result of the lower amortization expense in 1996 due to the reduced rate of amortization. Interest, taxes, and amortization of intangibles for the year ended December 31, 1996 were 10.8% as a percentage of revenue compared to 19.8% for 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements are purchases of rental merchandise throughout the year to replace rental merchandise which has been rented to term, sold or charged-off. Total purchases of rental merchandise were $37.5 million, $37.2 million and $43.6 million during the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company's other capital requirements consist of purchases of property, plant and equipment, including store improvements and office equipment. Total combined capital expenditures for these items for the years ended December 31, 1997, 1996 and 1995 totaled $2.9 million, $1.0 million and $2.1 million, respectively.

         On June 3, 1994, the Company acquired all of the outstanding stock of RTO and WBC for a purchase price of approximately $60,000,000 in cash, in a transaction accounted for as a purchase. The Company funded the acquisition of RTO and WBC from the proceeds of the offering of Units on June 3, 1994, consisting of $60,000,000 principal amount of Notes and Warrants to purchase

60,000 shares of common stock of the Company, at an exercise price of $.01 per share. The Offering was made in reliance upon exemptions from the registration requirements of the Securities Act and applicable state securities laws. In addition, the Company received an Equity Contribution of $20,000,000 from selling its common stock to Central Rents Holding, Inc., the Company's parent company. Additional Warrants to purchase 6,000 shares of common stock of the Company, at an exercise price of $.01 per share, were issued to Jefferies & Company, Inc., the Initial Purchaser of the Notes. Of the total proceeds, $57,389,000 was allocated to the Notes and $2,200,000 was allocated to the Warrants.

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

         The Company's primary sources of liquidity are expected to be its cash flow from operations and the excess cash and short-term investments currently available. Management believes that the Company has adequate resources to replenish its rental merchandise and to fund other capital expenditure requirements in 1998. Management expects to conserve the Company's cash resources for the foreseeable future by scaling back new store development. Instead, limited cash resources will be used to remodel existing stores. Since the Acquisition, the Company has consolidated stores that operated in overlapping geographic markets and sold certain other stores that were not located within the Company's targeted geographic markets. The Company does not have any mandatory debt retirements until the year 2003.

INFLATION

         During the past two years, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations.

SEASONALITY

         The Company's business is slightly seasonal, with an increase in rentals during the Christmas season.

EARNINGS PER SHARE

         Earnings per common share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents (options and warrants). No common stock equivalents were used in the computation as the impact would be anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131") in fiscal year 1997. The Company adopted SFAS 128 in 1997 and will adopt SFAS 130 and 131 in 1998. The Company does not expect that the adoption of SFAS 130 and SFAS 131 will have a material effect on its financial position or its results of operations for the year ended December 31, 1998.

LITIGATION

         The Company is a party to legal proceedings arising in the normal course of business. Based on consultation with legal counsel and on the facts currently available, it is management's opinion that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

YEAR 2000

         The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination or modification of some existing programs and systems, or the replacement of other programs and systems with new programs and systems that are already Year 2000 compliant. The total future cost of achieving Year 2000 compliance is estimated to be less than $300,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----

Central Rents, Inc.
  Report of Independent Public Accountants                                                19
  Balance Sheets as of December 31, 1997 and 1996                                         20
  Statements of Operations For The Years Ended December 31, 1997, 1996 and 1995           21
  Statements of Stockholders' Equity (Deficit) For The Years Ended December 31,
    1997, 1996 and 1995                                                                   22
  Statements of Cash Flows For The Years Ended December 31, 1997, 1996 and 1995           23
  Notes to Financial Statements                                                           24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
  Central Rents, Inc.:

         We have audited the accompanying balance sheets of Central Rents, Inc. (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Rents, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Los Angeles, California
March 19, 1998

                               CENTRAL RENTS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         1997        1996
                                                         ----        ----
                            ASSETS

CASH AND CASH EQUIVALENTS                              $  5,739    $ 12,808
RECEIVABLES AND PREPAID EXPENSES                          2,396       2,348
DUE FROM RELATED PARTIES                                    115        --
INCOME TAX RECEIVABLE  - RELATED PARTY                     --         1,871
RENTAL MERCHANDISE, at cost                              68,205      66,289
  Less - Accumulated depreciation                       (31,461)    (31,908)
                                                       --------    --------
                                                         36,744      34,381
PROPERTY AND EQUIPMENT, at cost

  Leasehold improvements                                  4,905       3,355
  Furniture and equipment                                 2,981       2,037
  Vehicles                                                   73         134
                                                       --------    --------
                                                          7,959       5,526
  Less - Accumulated depreciation                        (4,127)     (2,834)
                                                       --------    --------
                                                          3,832       2,692

DEFERRED FINANCING COSTS, net                             1,603       1,957
NONCOMPETE AGREEMENT, net                                  --         1,275
EXCESS OF COST OVER NET ASSETS ACQUIRED, net              6,611       6,861
DEFERRED INCOME TAXES                                    10,595       8,156
OTHER ASSETS                                                125         114
                                                       --------    --------
Total assets                                           $ 67,760    $ 72,463
                                                       ========    ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

ACCOUNTS PAYABLE                                       $  4,688    $  5,332
ACCRUED EXPENSES                                          6,058       5,682
DUE TO RELATED PARTIES                                     --           237
INCOME TAX PAYABLE - RELATED PARTY                          434        --
ACCRUED INTEREST                                            322         322
LONG-TERM NOTES                                          58,368      58,094
                                                       --------    --------
              Total liabilities                          69,870      69,667
                                                       --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock, $.01 par value,
        100 shares authorized; no shares issued            --          --
     Common stock, $.01 par value, 2,000,000 shares
      authorized; 617,045 and 551,045 shares issued
      and outstanding in 1997 and 1996, respectively          7           6
     Additional paid-in capital                          22,944      22,944
     Retained deficit                                   (25,061)    (20,154)
                                                       --------    --------
     Total stockholders' equity (deficit)                (2,110)      2,796
                                                       --------    --------
              Total liabilities and stockholders'
              equity (deficit)                         $ 67,760    $ 72,463
                                                       ========    ========

The accompanying notes are an integral part of these financial statements.

                               CENTRAL RENTS, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                1997         1996         1995
                                                ----         ----         ----

REVENUES:
  Rental revenues                            $  98,582    $ 103,382    $ 112,243
  Sales of merchandise                           4,847        5,243        5,736
  Other revenue                                    114          152           65
                                             ---------    ---------    ---------

                                               103,543      108,777      118,044
                                             ---------    ---------    ---------
COSTS AND EXPENSES:
  Selling, general and administrative           62,544       61,475       61,991
  Cost of merchandise sold                       3,520        3,852        3,658
  Depreciation and amortization
    Rental merchandise                          30,407       32,045       36,694
    Property and equipment                       1,711        1,538        1,541
                                             ---------    ---------    ---------
                                                98,182       98,910      103,884
                                             ---------    ---------    ---------
INCOME BEFORE INTEREST, TAXES AND
  AMORTIZATION OF INTANGIBLES                    5,361        9,867       14,160

AMORTIZATION OF INTANGIBLES                      1,545        5,192       19,601
                                             ---------    ---------    ---------
INCOME (LOSS) FROM OPERATIONS                    3,816        4,675       (5,441)
INTEREST EXPENSE, net                           (7,849)      (7,555)      (7,464)
                                             ---------    ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT                  (4,033)      (2,880)     (12,905)
INCOME TAX BENEFIT                               1,126        1,040        3,750
                                             ---------    ---------    ---------

NET LOSS                                     $  (2,907)   $  (1,840)   $  (9,155)
                                             =========    =========    =========



Per share data:

Basic net loss per common share              $   (4.79)   $   (3.34)   $  (16.89)
                                             =========    =========    =========

Diluted net loss per common share            $   (4.79)   $   (3.34)   $  (16.89)
                                             =========    =========    =========

Weighted average common shares outstanding     606,557      551,045      541,985
                                             =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                              CENTRAL RENTS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             COMMON STOCK
                                                        ----------------------                         RETAINED
                                                                                      PAID-IN          EARNINGS
                                                        SHARES       PAR VALUE        CAPITAL          (DEFICIT)           TOTAL
                                                        ------       ---------        -------          ---------           -----

BALANCE, December 31, 1994                             534,000         $   5         $ 22,195          $ (9,159)         $ 13,041

Issuance of common stock                                17,045             1              749              --                 750

Net loss for the year ended December 31, 1995             --             --              --              (9,155)           (9,155)
                                                      --------         -----         --------          --------          --------

BALANCE, December 31, 1995                             551,045             6           22,944           (18,314)            4,636

Net loss for the year ended December 31, 1996             --             --              --              (1,840)           (1,840)
                                                      --------         -----         --------          --------          --------

BALANCE, December 31, 1996                             551,045             6           22,944           (20,154)         $  2,796
                                                      --------         -----         --------          --------          --------

Dividends paid                                            --                             --              (2,000)           (2,000)

Exercise of stock warrants                              66,000             1             --                --                   1

Net loss for the year ended December 31, 1997             --             --              --              (2,907)           (2,907)
                                                      --------         -----         --------          --------          --------

BALANCE, December 31, 1997                             617,045         $   7         $ 22,944          $(25,061)         $ (2,110)
                                                      ========         =====         ========          ========          ========


   The accompanying notes are an integral part of these financial statements.

                               CENTRAL RENTS, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             (DOLLARS IN THOUSANDS)

                                                                                 1997              1996              1995
                                                                                 ----              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $ (2,907)         $ (1,840)         $ (9,155)
     Adjustments to reconcile net loss to net cash (used)
         provided by operating activities:
         Depreciation of rental merchandise                                      30,407            32,045            36,694
         Depreciation of property and equipment                                   1,711             1,538             1,541
         Deferred income tax benefit                                             (1,286)              (26)           (3,950)
         Amortization of intangibles                                              1,545             5,192            19,601
         Amortization of debt discount                                              274               274               274
         Amortization of deferred financing costs                                   163               330               316
     Changes in operating assets and liabilities, net of the effect of businesses acquired:
         Decrease (increase) in receivables, prepaid expenses
           and other assets                                                         (59)             (354)              742
         Increase in due from related parties                                      (115)             --                --
         Decrease (increase) in income tax receivable -
           related party                                                          1,871              (821)           (1,050)
         Increase in rental merchandise, (purchases
              and retirement), net                                              (32,865)          (31,561)          (41,095)
         Decrease in deferred financing costs                                       191              --                --
         Increase (decrease) in accounts payable                                   (644)           (4,891)            1,677
         Increase (decrease) in accrued expenses                                    377              (494)             (856)
         Decrease in due to related parties                                        (237)             (523)             (136)
         Decrease in income taxes payable - related party                          (715)             --                --
         Increase in income taxes payable                                          --                 419              --
                                                                               --------          --------          --------
          Net cash (used) provided by operating activities                       (2,289)             (712)            4,603
                                                                               --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from store sales                                                       95              --                 515
     Purchase of property and equipment                                          (2,851)           (1,032)           (2,114)
     Purchase of rental agreements and stores                                       (24)             --              (1,110)
     Purchase of RTO and WBC, net of cash acquired                                 --                                (3,669)
                                                                               --------          --------          --------
          Net cash (used) provided by investing activities                       (2,780)           (1,032)           (6,378)
                                                                               --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                              (2,000)             --                --
     Proceeds from issuance of common stock                                        --                --                 750
     Debt issuance costs                                                           --                --                (176)
                                                                               --------          --------          --------
         Net cash (used) provided by financing activities                        (2,000)             --                 574
                                                                               --------          --------          --------
Net decrease in cash and cash equivalents                                        (7,069)           (1,744)           (1,201)
Cash and cash equivalents, beginning of year                                     12,808            14,552            15,753
                                                                               --------          --------          --------
Cash and cash equivalents, end of year                                         $  5,739          $ 12,808          $ 14,552
                                                                               ========          ========          ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Income taxes                                                          $    160          $  1,190          $  1,271
         Interest                                                              $  7,784          $  7,852          $  7,725

   The accompanying notes are an integral part of these financial statements.

                               CENTRAL RENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   HISTORY AND BUSINESS ACTIVITY:

     Central Rents, Inc.(the "Company") was incorporated in the State of Delaware on March 17, 1994 to acquire RTO Enterprises, Inc. ("RTO") and WBC Holdings, Inc. ("WBC"). The Company is a wholly-owned subsidiary of Central Rents Holding, Inc. which is a wholly-owned subsidiary of Banner Holdings, Inc. ("Banner"), its ultimate parent company. All activity of the Company prior to the acquisition of RTO and WBC ("Acquisition") related to its formation, including an infusion of $20,000,000 of cash equity in exchange for the issuance of 534,000 shares of common stock. On April 28, 1995, RTO and WBC were merged into the Company pursuant to a statutory merger effected in accordance with the provisions of the Delaware General Corporation Laws.

     The Company's predecessors have been engaged in the rental-purchase industry since 1968. As of December 31, 1997, the Company operated 175 rental-purchase stores in 20 states throughout the United States. The stores rent a broad range of consumer products, including electronics, major appliances, jewelry and furniture.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Rental Merchandise, Depreciation and Revenue Recognition

     Rental merchandise is rented by customers through rental-purchase agreements providing for weekly or monthly payments. The agreements automatically renew with each payment. Rent is collected in advance at the beginning of each rental period, is nonrefundable and is recognized as revenue when collected. Ownership of the rental items passes to the customer when the customer makes the requisite number of rental payments stipulated by the agreement, generally 12 to 30 monthly payments. In the accompanying statements of operations, sales of merchandise primarily include cash received for outright sales of previously rented merchandise and final rental payments immediately preceding the passage of title to the respective customers. Cost of merchandise sold represents the undepreciated cost of merchandise on the date of sale.

     Rental merchandise is recorded at cost. The Company has determined that the estimated useful lives of its rental merchandise averaged approximately 22 months and such period is used for depreciation purposes.

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

     The Company uses the straight-line method for recording depreciation. The estimated useful lives used in computing depreciation for financial reporting purposes are as follows:

         Leasehold improvements             Life of lease
         Furniture and equipment            3-7 years
         Vehicles                           3 years

Deferred Financing Costs

     Deferred financing costs represent debt issuance costs and are amortized using the interest method over the term of the long-term notes. As of December 31, 1997 and 1996, accumulated amortization amounted to $980,000 and $817,000, respectively.

Advertising

     The Company generally expenses production cost of print and television advertisements as of the first date the advertisements take place unless they are expected to benefit future periods. Advertising expenses included in selling, general and administrative expenses were $6,668,000 in 1997, $5,822,000 in 1996 and $5,394,000 in 1995.

Noncompete Agreement

     In connection with the Acquisition, one of the sellers entered into a noncompete agreement with the Company. The noncompete agreement was amortized over its contractual life of 3 years. Amortization of the noncompete agreement was 50% in year one, 35% in year two and 15% in year three. As of December 31, 1997 and 1996, accumulated amortization amounted to $20,000,000 and $18,725,000, respectively. The agreement was fully amortized at June 30, 1997.

Excess of Cost Over Net Assets Acquired

     The excess of cost over net assets acquired, which relates to the acquisition of RTO and WBC and other stores in 1995, is being amortized on a straight-line basis over a period of 30 years. The purchase price is subject to change upon the resolution of certain issues with the seller. The Company periodically reviews the excess of cost over net assets acquired to assess recoverability. Impairment would be recognized in operating results if a permanent diminution in value were to occur. At year end, 1995, the Company specifically reviewed the excess of cost over net assets acquired related to its California operations. The Company undertook such a review in light of much lower operating results experienced by these operations, due in a large part to the new California legislation regulating rental-purchase transactions which became effective on January 1, 1995 (the "California Legislation"). The California Legislation limited the Company's ability to collect certain types of fees. Based upon the then current economic environment and future outlook, the Company determined that approximately $3.0 million of excess of cost over net assets acquired related to its California operations had been impaired and therefore such amount was charged-off as of December 31, 1995. As of December 31, 1997 and 1996, accumulated amortization amounted to $3,960,000 and $3,712,000, respectively.

Cash and Cash Equivalents

     The Company invests excess cash from operations in short-term investment grade commercial paper and repurchase agreements. The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk

     The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. At times, such investments may be in excess of insured limits.

Long-term Notes

     The fair value of the Company's long-term notes is estimated as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The fair value is based on the quoted market prices for the same or similar issues. Management believes that the fair value of its long-term notes approximates the carrying value as of December 31, 1997 and 1996.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the liability method of accounting for income taxes. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect.

     The Company and Banner have entered into a tax sharing agreement which provides, among other things, for the sharing of federal consolidated and state combined income tax liabilities and refunds. Under the tax sharing agreement, payments and refunds will be calculated by the Company on a separate company basis. The Company will repay Banner $434,000 due to limitations that apply to loss carryovers on a separate company basis due to a change in the method used in allocating the tax liabilities in the prior years. The Company recorded an income tax benefit in 1997, 1996 and 1995 of $1,126,000, $1,040,000 and
$3,750,000, respectively, and income taxes payable to Banner of $434,000 at December 31, 1997 and income tax receivable from Banner of $1,871,000 at December 31, 1996.

Earnings Per Share

     Earnings per common share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents (options and warrants). No common stock equivalents were used in the computation as the impact would be anti-dilutive.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131") in fiscal year 1997. The Company adopted SFAS 128 in 1997 and will adopt SFAS 130 and 131 in 1998. The Company does not expect that the adoption of SFAS 130 and SFAS 131 will have a material effect on its financial position or its results of operations for the year ended December 31, 1998.

     As described above, the Company reports earnings per share according to the provisions of SFAS 128. The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of diluted earnings per share includes the effect of dilutive common stock equivalents. There were no potentially dilutive securities that were outstanding at December 31, 1997.

(Dollars in thousands except share and per share data)           Basic Earnings   Diluted Earnings
                                                                   Per Share          Per Share
                                                                   ---------          ---------

For the Year Ended December 31, 1997
Numerator - net loss                                              $  (2,907)         $  (2,907)
Denominator - weighted average shares outstanding                   606,557            606,557
Loss per share                                                    $   (4.79)         $   (4.79)

For the Year Ended December 31, 1996
Numerator - net loss                                              $  (1,840)         $  (1,840)
Denominator - weighted average shares outstanding                   551,045            551,045
Loss per share                                                    $   (3.34)         $   (3.34)

For the Year Ended December 31, 1995
Numerator - net loss                                              $  (9,155)         $  (9,155)
Denominator - weighted average shares outstanding                   541,985            541,985
Loss per share                                                    $  (16.89)         $  (16.89)


Balance Sheet Presentation

     The Company's balance sheet is presented on a non-classified basis consistent with industry practice.

Use of Estimates

     The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts, generally not by material amounts. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the Company's financial position and results of operations.

     Included in the accompanying balance sheet is a deferred tax asset of $10.6 million as of December 31, 1997. Management believes it is more likely than not that it will realize the net deferred tax assets. The Company expects to realize this recorded deferred tax asset through the potential disposition of all or a part of the assets of the Company some time in the future, or through taking the Company public providing for additional capital for growth and expansion.

Reclassifications

     Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

3.   LONG-TERM NOTES:

     The Company funded the purchase price for the stock and notes of RTO and WBC from the proceeds of an offering of Units (the "Offering"), consisting of $60,000,000 principal amount of Senior Notes and Warrants to purchase 60,000 shares of common stock of the Company. The long-term notes were issued at a price equal to 96.3% of the aggregate principal amount. Of the total proceeds, $57,389,000 was allocated to Notes and $2,200,000 was allocated to the issuance of Warrants. On or before February 28, 1997, all Warrant holders exercised their option to convert the Warrants into the Company's common stock.

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

     In connection with the issuance of the Notes, the Company executed an indenture dated June 3, 1994 (the "Indenture"). The Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional Indebtedness (as defined), pay dividends in excess of $2.0 million or make certain other Restricted Payments (as defined), enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations. In addition, under certain circumstances, the Company is required to offer to purchase the long-term notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, with proceeds from certain asset sales (as defined). Interest expense on the New Notes amounted to $7,725,000 in 1997, 1996 and 1995.

     On May 10, 1997, the Company canceled a revolving line of credit agreement with Wells Fargo Bank (the "Line of Credit") which was entered into on May 9, 1995. The Line of Credit was subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings.

4.  COMMITMENTS AND CONTINGENCIES:

Leases

     The Company has various operating leases, which generally have an initial lease term of 18 to 60 months. The operating leases are for office facilities, store locations, rental of vehicles, office equipment and various other assets. Generally leases for store locations contain renewal options for periods up to six years. Rental expenses related to these leases during 1997, 1996 and 1995 amounted to $7,545,000, $6,755,000 and $7,667,000, respectively. The future minimum annual rental commitments under operating leases which have initial noncancelable lease terms in excess of one year are as follows:

     YEAR ENDING
     DECEMBER 31,         Vehicles          Real Estate             Total
                          --------          -----------             -----

     1998               $ 2,236,000         $ 5,911,000         $ 8,147,000
     1999                 1,604,000           3,969,000           5,573,000
     2000                 1,208,000           3,047,000           4,255,000
     2001                   313,000           1,595,000           1,908,000
     2002                     1,000           1,046,000           1,047,000
     Thereafter                --               360,000             360,000
                        -----------         -----------         -----------
                        $ 5,362,000         $15,928,000         $21,290,000
                        ===========         ===========         ===========

Litigation

     The Company is a party to legal proceedings arising in the normal course of business. Based on consultation with legal counsel and on the facts currently available, it is management's opinion that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Letters of Credit

     The Company utilizes standby letters of credit to satisfy property and vehicle insurance security deposit requirements. These letters of credit are irrevocable and have one-year renewable terms. Outstanding standby letters of credit as of December 31, 1997 and 1996 were $862,000 and $200,000, respectively.

5.  INCOME TAXES:

     The benefit for income taxes is comprised of the following:

                                           1997                 1996                 1995
                                        -----------          -----------          -----------
     Current:
       Federal                          $      --            $(1,061,000)         $    36,000
       State and local                      160,000               47,000              164,000
                                        -----------          -----------          -----------
                                            160,000           (1,014,000)             200,000
                                        -----------          -----------          -----------
     Deferred:
       Federal                             (660,000)             (20,000)          (3,150,000)
       State and local                     (626,000)              (6,000)            (800,000)
                                        -----------          -----------          -----------
                                         (1,286,000)             (26,000)          (3,950,000)
                                        -----------          -----------          -----------
              Total tax benefit         $(1,126,000)         $(1,040,000)         $(3,750,000)
                                        ===========          ===========          ===========

   The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to the loss before income taxes as follows:

                                                                    1997             1996             1995
                                                                    ----             ----             ----

     Expected provision (benefit) for federal income taxes          (35.0)%          (35.0)%          (35.0)%
     State taxes - net of federal deduction                          (7.8)            (5.2)             (.1)
     Nondeductible and other items                                   14.9              4.1              6.1
                                                                   ------           ------           ------
                                                                    (27.9)%          (36.1)%          (29.0)%
                                                                   ======           ======           ======

     The primary components of temporary differences which give rise to deferred taxes at December 31, 1997 and 1996 are:

                                                       1997                  1996
                                                       ----                  ----

     Deferred Tax Assets:
       Depreciation of fixed assets                $  1,082,000          $  1,331,000
       Reserves and other accrued expenses            1,542,000             1,585,000
       Noncompete agreement amortization              6,411,000             6,200,000
       Operating loss carry forward                   3,901,000                  --
       Other                                            573,000               304,000
                                                   ------------          ------------
              Total deferred tax assets              13,509,000             9,420,000
     Deferred Tax Liabilities:
       Rental merchandise                              (648,000)             (601,000)
       State income tax                                (755,000)             (474,000)
       Other                                         (1,511,000)             (189,000)
                                                   ------------          ------------
              Net deferred tax assets              $ 10,595,000          $  8,156,000
                                                   ============          ============

     The Internal Revenue Service ("IRS") has examined certain of the Company's former subsidiaries. In connection with the Acquisition, the sellers entered into an agreement to indemnify the Company for income tax liabilities of RTO and WBC attributable to pre-acquisition tax periods. The results of these audits did not have a material adverse effect on the financial position of the Company.

     The IRS published a revenue ruling in July 1995 providing that the Modified Accelerated Cost Recovery System ("MACRS") is the appropriate depreciation method for rental purchase merchandise. The Company has used the income forecast method of depreciation for tax accounting, and management believes that this method has been widely used throughout the rental-purchase industry prior to the publication of this revenue ruling. The Company received permission from the IRS and converted to the MACRS method of depreciation for tax accounting purposes only, effective January 1, 1996. This change in tax accounting method will require the Company to increase taxable income in future years in order to recapture depreciation deductions previously claimed on the Company's tax returns taken under the income forecast method of depreciation in advance of the time at which such deductions may have been allowable under the MACRS depreciation method. Management believes that the adoption of MACRS will not significantly impact the Company's financial position and results of operations.

     The Company provides taxes on a separate company basis pursuant to its tax sharing agreement. Management believes it is more likely than not that it will realize the net deferred tax assets and accordingly no valuation allowance has been provided. This conclusion is based on the expectation of future taxable income relating to the potential disposition of all or a part of the assets of the Company or through taking the Company public providing for additional capital for growth and expansion. If the Company is unable to generate sufficient taxable income through operating results or dispositions and alternative strategies are not viable, then the establishment of a valuation allowance may be necessary.

     The Company has federal net operating loss carryforwards of approximately $10,400,000 of which $1,288,000 expires in 2010, $2,295,000 expires in 2011 and
$6,817,000 expires in 2012. At December 31, 1997, the Company has state net operating loss carryforwards of approximately $4,070,000 which expire at various times and various amounts through the year 2012.

6.   RELATED PARTY TRANSACTIONS:

     The Company has entered into an Administrative Services Agreement (the "Administrative Services Agreement") with Banner pursuant to which Banner or one of the other Banner subsidiaries, other than the Company, provides purchasing, advertising, accounting, insurance, health and other benefits, real estate, management information systems, and other services to the Company. The Company is required to reimburse Banner for its allocable share of direct and overhead costs determined on the basis of the Company's percentage utilization of the applicable services contemplated by the Administrative Services Agreement. The Administrative Services Agreement had an initial term of two years beginning June 3, 1994 and will be automatically extended for up to eight successive one-year terms after the end of the initial term unless the Company gives at least 30 days prior notice at the end of the then current term that the Administrative Services Agreement will terminate. As long as Banner or any other Banner subsidiary beneficially owns more than 50% of the voting stock of the Company, the Administrative Services Agreement shall not be terminable by Banner or any other Banner subsidiary as a result of any breach of the Administrative Services Agreement by the Company. During 1997, 1996 and 1995, the Company purchased $883,000, $640,000 and $1,927,000, respectively, of merchandise from Banner's Central Electric, a wholly owned subsidiary of Banner. The Company has not incurred any material common costs or expenses to be allocated during 1997, 1996 and 1995 in connection with the Administrative Services Agreement.

     The receivable from (payable to) related parties as of December 31, 1997 and 1996 are as follows:

                                                        1997                 1996
                                                        ----                 ----
         Banner Holdings                            $  (434,000)         $ 2,371,000
         Banner Central Electric                        178,000             (656,000)
         G. M. Cypres & Co.                             (63,000)             (61,000)
         Banner Central Electric Properties                --                (20,000)
                                                    -----------          -----------
                                                    $  (319,000)         $ 1,634,000
                                                    ===========          ===========

     The Company and G. M. Cypres & Co., a related party through common ownership, entered into an agreement (the "Consulting Agreement") pursuant to which G. M. Cypres & Co. or its designee provides consulting, investment banking or similar services to the Company in consideration for the payment of certain fees and expenses, including an annual management fee (the "Management Fee"). Under the terms of the Indenture, the fees and expenses payable under the Consulting Agreement must be reasonable and customary, and the Management Fee shall not exceed $375,000 per year. Management Fees charged under the terms of the Consulting Agreement totaled $375,000 for the years ended December 31, 1997, 1996 and 1995.

     Effective January 1, 1995, the Company entered into a triple net lease agreement with BCE Properties II, Inc., a related party of the Company through common ownership, for office space at the Company's corporate headquarters. The lease provides, among other things, for monthly rent of $10,000 through December 31, 2005. Rent expense under the terms of the lease totaled $120,000 for the years ended December 31, 1997, 1996 and 1995.

     Management believes that all related party transactions were consummated on terms comparable to terms that could have been negotiated with third parties.

7.   RETIREMENT SAVINGS PLAN:

     The Company established a new 401(k) defined contribution plan in October 1997. The Company did not match employee contributions and had no other expenses related to the plan.

     As of December 31, 1995 the Company terminated a 401(k) defined contribution plan covering substantially all employees of one of the Company's subsidiaries. The Company matched the first 6% of eligible compensation contributed by the participants at a rate of 25%. During 1995, the Company contributed $49,000 to the plan.

8.   STORE SALES AND CLOSINGS:

     During 1997, the Company opened 13 new stores, sold the assets of one store, closed two stores and transferred their agreements into other operating stores in the area.

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

9.   STOCK TRANSACTIONS:

 Issuance of Common Stock

     On July 14, 1995 an outside institutional investor purchased 17,045 shares of common stock of the Company at a price of $44.00 per share for an aggregate purchase price of $750,000. The shares were issued pursuant to the terms of a letter agreement which places certain restrictions on the purchaser's ability to transfer the issued shares of stock.

     As of February 28, 1997 all Warrant holders exercised their option to convert the Warrants into the Company's common stock. 66,000 shares of stock were issued for the Warrants at an exercise price of $.01 per share; 60,000 relating to the initial offering and an additional 6,000 issued to the Initial Purchaser of the Notes.

 Stock Options

     In 1994 the Board of Directors adopted a Stock Option Plan (the "1994 Plan"), to grant to certain key employees of the Company options to purchase shares of the common stock of the Company at fair market value. A percentage of the options vest on each year provided that the Company meets or exceeds certain financial performance standards during such year. If those standards are not attained in such year, that portion of the option that would have vested may vest in the year the Company does meet those standards. Management believes that those standards will be attained in future years, before the options expire in the year 2004, and therefore there is a potential that the options will be exercisable. The stock options granted pursuant to the 1994 Plan cannot exceed 15% of the fully diluted shares of common stock of the Company. As of December 31, 1997 and 1996 there were 90,000 shares of common stock reserved for the 1994 Plan.

     The following table summarizes stock option activity:

                                                                          Exercise
                                                       Stock Options   Price Per Share
                                                       -------------   ---------------
         Outstanding at December 31, 1995                  24,000          $37.45
         Granted                                           17,000           37.45
         Expired or canceled                              (11,000)          37.45
         Exercised                                           --
                                                          ------

         Outstanding at December 31, 1996                  30,000           37.45
         Granted                                             --             37.45
         Expired or canceled                              (18,000)          37.45
         Exercised                                           --
                                                          ------

         Outstanding at December 31, 1997                  12,000           37.45
                                                          ======

         Options exercisable at December 31, 1997            --
                                                          ======

     In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). For companies electing not to change their accounting, SFAS 123 requires pro-forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 has been adopted.

     The Company has elected to continue to utilize the accounting method prescribed by APB 25, under which no compensation cost has been recognized, and adopt the disclosure requirements of SFAS 123. As a result, SFAS 123 has no effect on the financial condition or results of operations of the Company at December 31, 1997 and 1996.

     Had compensation cost for this plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts.

                                                      1997            1996            1995
                                                      ----            ----            ----
         Net loss .........      As Reported      $(2,907,000)    $(1,840,000)    $(9,155,000)
                                 Pro Forma        $(2,929,000)    $(1,889,000)    $(9,198,000)

         Basic EPS ........      As Reported         $(4.79)         $(3.34)        $(16.89)
                                 Pro Forma           $(4.83)         $(3.43)        $(16.97)

         Diluted EPS ......      As Reported         $(4.79)         $(3.34)        $(16.89)
                                 Pro Forma           $(4.83)         $(3.43)        $(16.97)

     The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for grants: dividend yield of 0.0%, volatility of 0.0%, risk-free interest rate of 6.5% and expected lives of 5 years.

     On January 7, 1997 the Company declared a cash dividend on its common stock to be paid to the holders of record of the Company's common stock as of February 28, 1997 payable on March 5, 1997.

Dividends

     On March 5, 1997, the Company paid a total cash dividend of $2.0 million to the holders of its common stock at $3.24 per share.

10.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                            Income                            Basic          Diluted
                            Total            From             Net            Net Loss       Net Loss
                           Revenues       Operations         Loss           Per Share      Per Share
                           --------       ----------         ----           ---------      ---------

December 31, 1997          $25,029         $ 1,113         $  (826)         $  (1.36)      $  (1.36)
September 30, 1997          25,409             170          (1,191)            (1.93)         (1.93)
June 30, 1997               26,394           1,422            (376)             (.61)          (.61)
March 31, 1997              26,736           1,111            (514)             (.89)          (.89)

December 31, 1996           26,142             924            (533)             (.97)          (.97)
September 30, 1996          26,468           1,418            (320)             (.58)          (.58)
June 30, 1996               27,767           1,331            (369)             (.67)          (.67)
March 31, 1996              28,400           1,002            (618)            (1.12)         (1.12)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following list sets forth information concerning directors and executive officers of the Company.

NAME                         AGE        POSITION
----                         ---        --------

Gary M. Cypres                54        Chairman of the Board and Chief
                                        Executive Officer

A. Keith Wall                 45        Vice President, Chief Financial
                                        Officer

Stephen E. Pearson            36        Vice President of Operations

Jonathan D. Martin            28        Corporate Secretary, Administrative
                                        Director of Legal Affairs

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

     A. KEITH WALL is the Vice President, Chief Financial Officer of Central Rents, Inc. He joined the Company on June 17, 1996. Previously Mr. Wall was employed as Vice President, Controller of Thorn Americas, Inc. the operator of Rent-A-Center. Prior to that he was Vice President, Chief Financial Officer of Remco America, Inc. a subsidiary of Thorn Americas, Inc. Before joining Remco Mr. Wall held a variety of senior level management positions in several different food service companies including Western Sizzlin, Inc. and Taco Bell, Corp.

     STEPHEN E. PEARSON became Vice President of Operations for Central Rents, Inc. in September 1997. Prior to his promotion, Mr. Pearson had been Director of Operations for the Company. He held various positions since first joining one of the predecessor companies in July 1986.

     JONATHAN D. MARTIN is Corporate Secretary, Administrative Director of Legal Affairs, and a Director of Central Rents, Inc. Mr. Martin holds the same position at Banner Holdings, Inc., and is Corporate Secretary and Administrative Director of Legal Affairs for each of its direct and indirect subsidiaries, including Central Rents

Holding, Inc., of which Mr. Martin is also a Director. Mr. Martin is the chief legal officer of the Company and of Banner Holdings, Inc. and each of its direct and indirect subsidiaries. Mr. Martin joined the Banner group of companies on August 26, 1996. Prior to joining the Company, Mr. Martin was an attorney with the metropolitan New York staff counsel office of Allstate Insurance Company. Mr. Martin obtained his law degree from Hofstra University School of Law and obtained his B.A. degree from Amherst College.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the two other most highly compensated executive officers for services in all capacities to the Company for the fiscal year ended 1997 (the "Named Officers"):

                                                                     LONG-TERM
                                                                   COMPENSATION
                                                                      AWARDS
                                                                   ------------

                                                                    SECURITIES
                              ANNUAL COMPENSATION                    UNDERLYING       ALL OTHER
       NAME(1)           YEAR      SALARY($)      BONUS($)(2)       OPTIONS(#)(4)   COMPENSATION(5)
       -------           ----      ---------      -----------       -------------   ---------------

Gary M. Cypres(3)        1997           N/A          N/A                 N/A                   -
                         1996           N/A          N/A                 N/A                   -
                         1995           N/A          N/A                 N/A                   -

A. Keith Wall            1997      $136,673          N/A                 N/A             $15,856
                         1996        71,875          N/A               6,000              40,250
                         1995           N/A          N/A                 N/A                 N/A

Stephen E. Pearson       1997      $114,262          N/A                 N/A             $52,543
                         1996       108,290          N/A                 N/A                 N/A
                         1995        97,000       70,011                 N/A              11,821

(1)  Principal position see Item 10 of this Form 10-K.

(2)  Bonuses are based on Company performance.

(3) Gary M. Cypres became Chairman and President of the Company on June 3, 1994. Mr. Cypres relinquished his title as President on January 4, 1995. Mr. Cypres did not receive any compensation from the Company for the services he rendered as the Company's Chairman of the Board and President. The Company and G. M. Cypres & Co. have entered into a Consulting Agreement, pursuant to which a Management Fee is paid to G. M. Cypres & Co. The fees and expenses payable under the Management Fee cannot exceed $375,000 in any fiscal year. During 1997, 1996 and 1995, Management Fees payable to G. M. Cypres & Co. were $375,000 per annum.

(4) Such options were granted to certain key employees under the Company's 1994 Stock Option Plan. See "Stock Options".

(5) The Named Officers received compensation in the form of personal benefits including automobile allowances or Company cars, moving expenses and premiums for disability insurance. None other than those identified received more than $50,000 or 10% of their annual compensation.

STOCK OPTIONS

     The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the sole shareholder of the Company on December 1, 1994 and is intended to advance the interests of the Company by encouraging stock ownership on the part of key employees. The 1994 Plan provides for the issuance of both "incentive" and "non-qualified" stock options to full-time salaried officers and employees. All options are granted at an exercise price of not less than 100% of the fair market value of the stock on the date of grant. Each option expires not later than ten (10) years from the date the option was granted. Options are exercisable in installments as provided in individual stock option agreements; provided, however, that if an optionee fails to exercise his or her rights under the options within the year such rights arise, the optionee may accumulate them and exercise the same at any time thereafter during the term of the option. The stock options granted pursuant to the 1994 Plan cannot exceed 15% of the fully diluted shares of Common Stock of the Company. The individual stock option agreements provide that annual vesting is linked to the cash flow and other financial criteria of the Company. The individual stock option agreements also contain a provision permitting the Company to redeem the optionee's stock options if the stock option agreements or the exercise of options pursuant to the stock option agreements would impair the Company's ability to file tax returns as part of a consolidated tax group. As of December 31, 1997 the Company had options outstanding to purchase a total of 12,000 shares of its Common Stock under the 1994 Plan.

     There were no grants of stock options during 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference pursuant to Rule 12(b)-23 of the Securities Exchange Act of 1934 the Registration Statement filed on July 11, 1994 on Form S-1 to register 12 7/8% Senior Notes due 2003 "Certain Relationships and Related Transactions" p. 50-52 of the prospectus contained therein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules:

     (1)  Financial Statements:                                        PAGES

          Central Rents, Inc.
            Report of Independent Public Accountants                     19
            Balance Sheets as of December 31, 1997 and 1996              20
            Statements of Operations For The Years Ended                 21
                 December 31, 1997, 1996 and 1995
           Statements of Stockholders' Equity (Deficit)
            For The Years Ended December 31, 1997, 1996 and 1995         22
             Statements of Cash Flows For The Years Ended December       23
                 31, 1997, 1996 and 1995
            Notes to Financial Statements                                24

(2)  Financial Statement Schedules:

     No schedules are provided since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's consolidated financial statements and notes thereto.

(b) The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1997.

(3)  Exhibits

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                       DESCRIPTION                              PAGE
------                       -----------                          ------------

 3.1(a)    Amended and Restated Certificate of Incorporation
             of Central Rents, Inc.*
 4.1       Purchase Agreement dated June 3, 1994*
 4.2       Registration Rights Agreement dated June 3, 1994*
 4.3       Indenture dated June 3, 1994*
 4.4       Form of Series A Note (Included in Exhibit 4.3)*
 4.5       Form of Series B Note (Included in Exhibit 4.3)*
 4.6       Warrant Agreement dated June 3, 1994*
10.1       Tax Sharing Agreement*
10.2       Administrative Services Agreement*
10.3       Consulting Agreement*
10.4       Central Rents, Inc. Vehicle Lease Agreement**
10.5       Central Rents, Inc. 1994 Stock Option Plan**
10.6       Credit Agreement by and between Central Rents, Inc.
           as Borrower and Wells Fargo Bank National Association,
           as Bank, dated May 11, 1995.***
10.7       First Amendment to Credit Agreement by and between
           Central Rents, Inc. as Borrower and Wells Fargo Bank
           National Association as Bank, dated November 4,
           1996. ****
12.1       Computation of Ratio of Earnings to Fixed Charges


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

                               CENTRAL RENTS, INC.

By     /s/ Gary M. Cypres       Chairman of the Board,         March 30, 1998
       -------------------      Chief Executive Officer
       Gary M. Cypres

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

       /s/ A. Keith Wall        Vice President,                March 30, 1998
       -----------------        Chief Financial Officer
       A. Keith Wall