Form 10-Q
period 1998-03-31
CENTRAL RENTS INC
filed 1998-05-15
CIK 926845

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 33-81370

                               CENTRAL RENTS, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                      95-4476294
-------------------------------                   --------------------
(State or other jurisdiction of                      (I.R.S Employer)
incorporation or organization)                     Identification No.)

                            5480 East Ferguson Drive
                           Commerce, California 90022
                     --------------------------------------
                     Address of principal executive offices)


                                 (213) 720-8700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding as of May 14, 1998: 617,045.

                               CENTRAL RENTS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------

PART I.   FINANCIAL INFORMATION

Item 1    Condensed Financial Statements:

          Condensed Balance Sheets at March 31, 1998 and December 31, 1997................................. 1

          Condensed Statements of Operations for the Three Months Ended March 31, 1998 and 1997............ 2

          Condensed Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997............ 3

          Notes to Condensed Financial Statements.......................................................... 4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............ 8

PART II.  OTHER INFORMATION

Item 5.   Other Information............................................................................... 11

Item 6.   Exhibits and Reports on Form 8-K................................................................ 11

Signatures................................................................................................ 12

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                               CENTRAL RENTS, INC.

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                             March 31,        December 31,
                                                                               1998               1997
                                                                           ------------       ------------
                                          ASSETS
Cash and cash equivalents                                                  $     11,526       $      5,739
Receivables and prepaid expenses                                                  2,016              2,396
Due from related parties                                                             --                115
Rental merchandise, net                                                          31,723             36,744
Property and equipment, net                                                       3,571              3,832
Deferred financing costs, net                                                     1,535              1,603
Excess of cost over net assets acquired, net                                      6,549              6,611
Deferred income taxes, net                                                       11,045             10,595
Other assets                                                                        131                125
                                                                           ------------       ------------
    Total assets                                                           $     68,096       $     67,760
                                                                           ============       ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                                           $      2,715       $      4,688
Accrued expenses                                                                  7,380              6,058
Due to related parties                                                              249                434
Accrued interest                                                                  2,253                322
Long-term notes                                                                  58,437             58,368
                                                                           ------------       ------------
    Total liabilities                                                            71,034             69,870
                                                                           ------------       ------------
Commitments and contingencies
Stockholders' equity (deficit):
 Preferred stock, $.01 par value,
   100 shares authorized; no shares issued                                           --                 --
 Common stock, $.01 par value, 2,000,000 shares authorized;
    617,045 shares issued and outstanding in 1998
   and 1997                                                                           7                  7
 Additional paid-in capital                                                      22,944             22,944
 Retained deficit                                                               (25,889)           (25,061)
                                                                           ------------       ------------
    Total stockholders' deficit                                                  (2,938)            (2,110)
                                                                           ------------       ------------
 Total liabilities and stockholders' deficit                               $     68,096       $     67,760
                                                                           ============       ============


                  See notes to condensed financial statements.

                               CENTRAL RENTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                           1998               1997
                                                                       ------------       ------------

Revenues                                                               $     25,201       $     26,736

Costs and expenses:
Selling, general and administrative                                          15,196             15,682
Cost of merchandise sold                                                      1,058              1,098
Depreciation and amortization -
    Rental merchandise                                                        7,664              7,660
    Property and equipment                                                      517                367
                                                                       ------------       ------------
                                                                             24,435             24,807
                                                                       ------------       ------------

Income before interest, taxes and amortization of intangibles                   766              1,929
                                                                       ------------       ------------

Amortization of intangibles                                                      65                818
                                                                       ------------       ------------

Income from operations                                                          701              1,111
Interest expense, net                                                         1,979              1,914
                                                                       ------------       ------------
Loss before income taxes                                                     (1,278)              (803)
Income tax benefit                                                              450                289
                                                                       ------------       ------------
Net loss                                                               $       (828)      $       (514)
                                                                       ============       ============

Per share data:

Basic net loss per common share                                        $      (1.34)      $       (.89)
                                                                       ============       ============

Diluted net loss per common share                                      $      (1.34)      $       (.89)
                                                                       ============       ============

Weighted average common shares outstanding                                      617                575
                                                                       ============       ============


                  See notes to condensed financial statements.

                               CENTRAL RENTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       -------------------------------
                                                                                           1998               1997
                                                                                       ------------       ------------
Cash flows from operating activities:
  Net loss                                                                             $       (828)      $       (514)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation of rental merchandise                                                        7,664              7,660
    Depreciation and amortization of property and equipment                                     517                367
    Amortization of intangibles                                                                  65                818
    Amortization of debt discount                                                                69                 68
    Amortization of deferred financing costs                                                     68                 83
  Increase in deferred income taxes                                                            (450)              (289)
  Changes in operating assets and liabilities:
    Decrease in receivables, prepaid expenses and other assets                                  371                608
    Increase in rental merchandise (purchases and retirements), net                          (2,643)            (6,900)
    Decrease in due from related parties                                                        115                 --
    Increase in income tax receivable - related party                                            --                 (2)
    Decrease in accounts payable                                                             (1,973)            (2,813)
    Increase (decrease) in due to related parties                                              (185)               116
    Increase in accrued expenses                                                              1,322                266
    Increase in accrued interest                                                              1,931              1,931
                                                                                       ------------       ------------
    Net cash provided by operating activities                                                 6,043              1,399
                                                                                       ------------       ------------
Cash flows from investing activities:
  Purchase of property and equipment                                                           (256)            (1,094)
  Purchase of rental agreements                                                                  --                (24)
                                                                                       ------------       ------------
  Net cash used by investing activities                                                        (256)            (1,118)
                                                                                       ------------       ------------
Cash flows from financing activities:
  Dividends paid                                                                                 --             (2,000)
                                                                                       ------------       ------------
  Net cash used by financing activities                                                          --             (2,000)
                                                                                       ------------       ------------

Net increase (decrease) in cash and cash equivalents                                          5,787             (1,719)
Cash and cash equivalents, beginning of period                                                5,739             12,808
                                                                                       ------------       ------------
Cash and cash equivalents, end of period                                               $     11,526       $     11,089
                                                                                       ============       ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                                               $          3       $         22
Income taxes                                                                           $        436       $        430


                  See notes to condensed financial statements.

                              CENTRAL RENTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

A.  Basis of Presentation

    The accompanying condensed financial statements of Central Rents, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1997, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

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

    The Company reports earnings per share according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of diluted earnings per share includes the effect of dilutive common stock equivalents. There were no potentially dilutive securities that were outstanding for the periods ended March 31, 1998 and 1997.

                                                           Basic          Diluted
    (In thousands, except per share data)                 Earnings        Earnings
                                                         Per Share       Per Share
                                                         ---------       ---------

For the Three Months Ended March 31, 1998
Numerator - net loss                                       $(828)          $(828)
Denominator - weighted average shares outstanding            617             617
Loss per share                                             $(1.34)         $(1.34)

For the Three Months Ended March 31, 1997
Numerator - net loss                                       $(514)          $(514)
Denominator - weighted average shares outstanding            575             575
Loss per share                                             $(.89)          $(.89)

C.  Amortization of Intangibles

    In connection with the Acquisition, one of the sellers entered into a noncompete agreement with the Company. The noncompete agreement was amortized over a period of 3 years. Amortization of the noncompete agreement was 50% in year one, 35% in year two and 15% in year three. The agreement was fully amortized at June 30, 1997.

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

D.  Long-term Notes and Revolving Line of Credit

    The Company funded the purchase price for the Acquisition from the proceeds of an offering of units (the "Offering"), consisting of $60,000,000 principal amount of 12 7/8% Senior Notes due 2003 (the "Notes") and Warrants (the "Warrants") to purchase 60,000 shares of common stock of the Company, at an exercise price of $.01 per share. The Offering was made in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended and applicable state securities laws. Additional Warrants to purchase 6,000 shares of common stock of the Company, at an exercise price of $.01 per share, were issued to Jefferies & Company, Inc., the initial purchaser of the Notes. Of the total proceeds, $57,389,000 was allocated to Notes and $2,200,000 was allocated to the issuance of Warrants. On or before February 28, 1997, all Warrant holders exercised their option to convert the Warrants into the Company's common stock.

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

E.  Related Party Transactions

    The Company has entered into an Administrative Services Agreement (the "Administrative Services Agreement") with Banner pursuant to which Banner or one of the other Banner subsidiaries, other than the Company, provides purchasing, advertising, accounting, insurance, health and other benefits, real estate, management information systems, and other services to the Company. The Company is required to reimburse Banner for its allocable share of direct and overhead costs determined on the basis of the Company's percentage utilization of the applicable services contemplated by the Administrative Services Agreement. The Administrative Services Agreement can be automatically extended for successive one-year terms through June 3, 2004 unless the Company gives at least 30 days prior notice at the end of the then current term that the Administrative Services Agreement will terminate. As long as Banner or any other Banner subsidiary beneficially owns more than 50% of the voting stock of the Company, the Administrative Services Agreement shall not be terminable by Banner or any other Banner subsidiary as a result of any breach of the Administrative Services Agreement by the Company. During the three months ended March 31, 1998, the Company purchased $201,000 of merchandise from Banner's Central Electric, a wholly owned subsidiary of Banner, in connection with the Administrative Services Agreement. The Company did not incur any material common costs during the three months ended March 31, 1998 or 1997 in connection with the Administrative Services Agreement.

    The Company and G.M. Cypres & Co. entered into an agreement (the "Consulting Agreement") pursuant to which G.M. Cypres & Co. or its designee provides consulting, investment banking or similar services to the Company in consideration for the payment of certain fees and expenses, including an annual management fee (the "Management Fee"). Under the terms of the indenture entered into by the Company in connection with the issuance of the Notes, the fees and expenses payable under the Consulting Agreement must be reasonable and customary, and the Management Fee shall not exceed $375,000 per year. Management Fees under the terms of the Consulting Agreement totaled $93,750 for the three months ended March 31, 1998 and 1997.

    Effective January 1, 1995, the Company entered into a triple net lease agreement with BCE Properties II, Inc., a related party of the Company through common ownership, for office space at the Company's corporate headquarters. The lease provides, among other things, for monthly rent of $10,000 through December 31, 2005. Rent expense for the three months ended March 31, 1998 and 1997 totaled $30,000.

    Management believes that all related party transactions were consummated on terms comparable to terms that could have been negotiated with third parties.

F. On January 7, 1997 the Company declared a cash dividend of $3.24 per share on its common stock which was paid on March 5, 1997.

G.  Income Taxes

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

    The Company provides taxes on a separate company basis pursuant to its tax sharing agreement. Management believes it is more likely than not that it will realize the net deferred tax assets and accordingly no valuation allowance has been provided. This conclusion is based on the expectation of future taxable income relating to the potential disposition of all or a part of the assets of the Company. If the Company is unable to generate sufficient taxable income through operating results or dispositions and alternative strategies are not viable, then the establishment of a valuation allowance may be necessary.

H.  Subsequent Event

    The Company entered into an Asset Purchase Agreement dated May 1, 1998 with Renters Choice, Inc. ("Renters"), Central Rents Holding, Inc., and Banner pursuant to which substantially all of the assets of Central will be sold to Renters for approximately $102,400,000. Completion of the transaction is subject to obtaining necessary regulatory approvals and certain third party approvals and various other closing conditions. Assuming such approvals are obtained and conditions satisfied, it is anticipated that the transaction will close before June 30, 1998.

    The following unaudited pro forma condensed balance sheet for the Company gives effect to the Asset Purchase Agreement as if it had occurred on March 31, 1998. The pro forma adjustments included herein are based on available information and certain assumptions that management believes are reasonable. This pro forma balance sheet has been prepared for comparative purposes only and does not necessarily represent what the financial position of the Company would have been had the transaction occurred on March 31, 1998. In addition, such pro forma information does not purport to project the Company's financial position as of any future date or for any future period.

                               CENTRAL RENTS, INC.
                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                 MARCH 31, 1998
                             (Dollars in Thousands)


                                                                    (Note 1)                          (Note 2)
                                                                    Pro Forma                           Bond
                                                 Historical        Adjustments        Pro Forma       Redemption            Net
                                                ------------      ------------      ------------     ------------      ------------
Assets

Cash and cash equivalents                       $     11,526      $     99,700      $    111,226     $    (66,000)     $     45,226
Rental merchandise, net                               31,723           (31,700)               23               --                23
Property and equipment, net                            3,571            (3,000)              571               --               571
Deferred financing costs                               1,535                --             1,535           (1,535)               --
Deferred income taxes, net                            11,045           (11,045)               --               --                --
Other                                                  8,696            (6,500)            2,196                              2,196
                                                ------------      ------------      ------------     ------------      -------------
     Total assets                               $     68,096      $     47,455      $    115,551     $    (67,535)     $     48,016
                                                ============      ============      ============     ============      ============

Liabilities and stockholders' equity
  (deficit)

Other liabilities                               $     12,597      $      4,100      $     16,697     $     (6,000)     $     10,697
Income tax payable                                        --            12,000            12,000               --            12,000
Long-term notes                                       58,437                --            58,437            1,563                --
Long-term notes                                           --                --                --          (60,000)               --

Equity (deficit)                                      (2,938)           31,355            28,417           (3,098)           25,319
                                                ------------      ------------      ------------     ------------      ------------

     Total liabilities and stockholders'
       equity (deficit)                         $     68,096      $     47,455      $    115,551     $    (67,535)     $     48,016
                                                ============      ============      ============     ============      ============

Note 1: Reflects the sale of substantially all of the assets of the Company in accordance with the Asset Purchase Agreement, and related severance, bond premium, estimated income tax and other related expenses.

Note 2: Reflects the payments of principal, interest, bond premium and other related costs required to redeem the outstanding bonds including write off of deferred financing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    This discussion and analysis highlights the results of operations of the Company during the three months ended March 31, 1998 and 1997.

    The revenues; store operating profit; field and corporate general and administrative expenses; income before interest, taxes and amortization of intangibles; interest, taxes and amortization of intangibles; net loss; and number of stores of the Company were as follows for the three months ended March 31, 1998 and 1997 ($ in millions):

                                                                   Three Months Ended
                                                                       March 31,
                                                        1998                             1997
                                                        ----                             ----

Revenue ................................     $   25.2           100%           $   26.7           100%

Store operating profit .................          3.6            14.3               4.5            16.9

Field and corporate general and
administrative expenses ................          2.8            11.1               2.6             9.7

Income before interest, taxes and
amortization of intangibles ............          0.8             3.2               1.9             7.1

Interest, taxes and amortization of
intangibles ............................          1.6             6.3               2.4             9.0

Net loss ...............................         (0.8)           (3.2)             (0.5)           (1.9)

Number of stores (at end of period) ....                 176                               165

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997.

    Revenues. Total revenues decreased $1.5 million or 5.6%, to $25.2 million for the three months ended March 31, 1998 from $26.7 million for the three months in 1997. The decrease in revenues is primarily the result of a decrease in units on rent combined with a decrease in average revenue per unit. Management believes that the decrease in units on rent and lower average revenue per unit is the result of continued consolidation in the industry which has lead to increased competition in the eastern and central states, partially offset by a gain in units on rent in the western states. Management also believes that improvements in the national economy have caused higher turnover of store personnel; in the customer service-oriented rent-to-own industry, product and pricing knowledge, as well as familiarity with and relationships to customers, are important factors, both of which are weakened by high turnover, contributing to decline in revenue. New stores opened subsequent to the first quarter of 1997 contributed $0.6 million of revenues in the first quarter of 1998.

    Store Operating Profit. Store operating profit decreased $0.9 million or 20.0%, to $3.6 million for the three months ended March 31, 1998 from $4.5 million for the three months in 1997. The decrease in store operating profit was primarily the result of a decrease in gross profit of approximately $1.4 million as a result of lower revenues in the three months ended March 31, 1998 as compared to 1997, partially offset by a decrease in store operating expenses of $0.5 million. Total store operating expenses as a percentage of revenue increased to 53.6% of revenues in the three months ended March 31, 1998 from 52.2% for the three months in 1997. The increase in store operating expenses as a percentage of revenue was primarily due to an increase in occupancy costs, vehicle costs, customer related costs, and other store operating expenses. The increase in these expenses was partially offset by a decrease in advertising expenditures due to a reduction in television advertising in the first quarter of 1998. Store operating profit as a percentage of revenue decreased to 14.3% of revenues for the three months ended March 31, 1998 from 16.9% for the same period in 1997. Operating expenses related to stores which opened subsequent to the first quarter of 1997 were $0.7 million, partially offset by gross profit of $0.4 million, resulting in a net negative impact on store operating profit for the first quarter of 1998 of $0.3 million. New stores incur operating losses prior to and generally for one to two years after opening.

    Comparable Stores. Comparable store revenues decreased $2.1 million or 8.1%, to $23.9 million for the three months ended March 31, 1998 from $26.0 million for the three months in 1997. The decrease in comparable store revenues was primarily the result of a decrease in units on rent combined with a decrease in average revenue per unit. Comparable store operating profit decreased $0.6 million or 13.3%, to $3.9 million for the three months ended March 31, 1998 from $4.5 million for the same period in 1997. The decrease in comparable store operating profit was primarily the result of a decrease in same store gross profit.

    Field and Corporate General and Administrative Expenses. Field and corporate general and administrative expenses increased by $0.2 million or 7.7%, to $2.8 million for the three months ended March 31, 1998 from $2.6 million for the three months in 1997. The increase in field and corporate general and administrative expenses is primarily due to increased headcount in the field and higher professional fees and travel expenses partially offset by savings in payroll and fringe benefits in corporate overhead. Field and corporate general and administrative expenses for the three months ended March 31, 1998 as a percentage of revenue increased to 11.1% from 9.7% for the same period in 1997.

    Income Before Interest, Taxes and Amortization of Intangibles. Income before interest, taxes and amortization of intangibles decreased $1.1 million or 57.9%, to $0.8 million for the three months ended March 31, 1998 from $1.9 million for the three months in 1997. The decrease in income before interest, taxes and amortization of intangibles is primarily the result of the decrease in store operating profit combined with the increase in field and corporate general and administrative expenses for the three months ended March 31, 1998 as compared to the same period in 1997. Income before interest, taxes and amortization of intangibles as a percentage of revenue decreased to 3.2% for the three months ended March 31, 1998 from 7.1% for the same period in 1997.

    Interest, Taxes and Amortization of Intangibles. Interest, taxes and amortization of intangibles decreased by $0.8 million or 33.3% to $1.6 million for the three months ended March 31, 1998 from $2.4 million in 1997. The decrease was primarily the result of the lower amortization expense in 1998 due to intangible assets that were fully amortized subsequent to March 31, 1997. Interest, taxes and amortization of intangibles for the three months ended March 31, 1998 were 6.3% of revenue compared to 9.0% for 1997.

    Net Loss. Net loss increased $0.3 million or 60.0% to $0.8 million for the three months ended March 31, 1998 from $0.5 million for the three months in 1997. Net loss as a percentage of revenue increased to 3.2% for the three months ended March 31, 1998 from 1.9% for the three months in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary capital expenditures are purchases of rental merchandise throughout the year to replace rental merchandise which has been sold or charged-off. Total purchases of rental merchandise were $4.0 million during the three months ended March 31, 1998. The Company's other capital expenditures consist of purchases of property, fixtures and office equipment, including store improvements. Total combined capital expenditures on these items for the three months ended March 31, 1998 totaled $0.3 million.

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

    On May 10, 1997, the Company canceled a revolving line of credit agreement with Wells Fargo Bank (the "Line of Credit") which had been entered into on May 9, 1995. The Line of Credit was subject to an annual commitment fee payable to the bank on a quarterly basis of 0.5% of the unused borrowings.

    On January 7, 1997 the Company declared a cash dividend in the amount of $2,000,000 on its common stock to be paid to the holders of record of the Company's common stock as of February 28, 1997 payable March 5, 1997. Subsequently, all Warrant holders exercised their option to convert the Warrants into the Company's common stock in order to receive the cash dividend. On March 5, 1997 the dividend in the amount of $3.24 per share was paid.

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

SUBSEQUENT EVENT

    The Company entered into an Asset Purchase Agreement dated May 1, 1998 with Renters Choice, Inc. ("Renters"), Central Rents Holding, Inc., and Banner pursuant to which substantially all of the assets of Central will be sold to Renters for approximately $302,400,000. Completion of the transaction is subject to obtaining necessary regulatory approvals and certain third party approvals and various other closing conditions. Assuming such approvals are obtained and conditions satisfied, it is anticipated that the transaction will close before June 30, 1998.

    See Subsequent Event footnote for more details.

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

(b)     Reports

        No reports on Form 8-K were required to be filed by the Company during the three months ended March 31, 1998.



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

                                       CENTRAL RENTS, INC.

May 14, 1998                           /s/ Gary M. Cypres
                                       -------------------------------------
                                       Gary M. Cypres
                                       Chairman

May 14, 1998                           /s/ A. Keith Wall
                                       -------------------------------------
                                       A. Keith Wall
                                       Vice President
                                       Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
 Number        Description
-------        -----------

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

(b)     Reports

        No reports on Form 8-K were required to be filed by the Company during the three months ended March 31, 1998.



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